Form 10-Q
period 2025-03-31
Franklin Crypto Trust
filed 2025-05-14
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-42529

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-6871401
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Franklin Crypto Index ETF Shares	EZPZ	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 150,000 outstanding shares as of May 8, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward- looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Digital Assets, as defined below, and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
•
the last day of the fiscal year following the fifth anniversary of the completion of this offering;
•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•
the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

 PART I – FINANCIAL INFORMATION

Item 1.       Unaudited Financial Statements of the Trust and Fund

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at March 31, 2025 for Franklin Crypto Trust	5
Combined Schedule of Investments at March 31, 2025 for Franklin Crypto Trust	6
Combined Statement of Operations for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Trust	7
Combined Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Trust	8
Combined Statement of Changes in Net Assets for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Trust	9
Combined Notes to Financial Statements for Franklin Crypto Trust	10
Statement of Assets and Liabilities at March 31, 2025 for Franklin Crypto Index ETF	18
Schedule of Investments at March 31, 2025 for Franklin Crypto Index ETF	19
Statement of Operations for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	20
Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	21
Statement of Changes in Net Assets for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	22
Notes to Financial Statements for Franklin Crypto Index ETF	23

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

March 31, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$3,092,007
Total assets	3,092,007

Liabilities
Sponsor's fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$3,092,007

Shares issued and outstanding(b)	150,000
Net asset value per share	$20.61

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investment in Digital Assets: $3,463,250 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	33.0623	$3,008,912	$2,742,715	88.70%
Investment in ether	190.3706	454,338	349,292	11.30%
Total investments in Digital Assets	223.4329	3,463,250	3,092,007	100.00%
Less liabilities			-	-%
Net assets			$3,092,007	100.00%

*        No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF OPERATIONS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Expenses:
Sponsor’s fee	$564
Less waiver	(564)
Total expenses	-
Net investment loss	-

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(404,172)
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(405,109)
Net increase (decrease) in net assets resulting from operations	(405,109)
Net increase (decrease) in net assets per Share(a)(b)	$(3.21)

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(405,109)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(990,898)
Sales of Digital Assets	7,160
Net realized (gain) loss on investments in Digital Assets	937
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	404,172
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(983,738)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$983,738
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$983,738
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Net assets, beginning of period	$2,513,378 ^
Net investment loss	—
Net realized gain (loss) on investments in Digital Assets	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(404,172)

Net increase (decrease) in net assets resulting from operations	(405,109)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	983,738
Distributions for Shares redeemed	—

Net increase in net assets resulting from capital share transactions	983,738

Net assets, end of period	$3,092,007

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
^
On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.         ORGANIZATION

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Crypto Index ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of March 31, 2025 the Underlying Index's only constituent digital assets are bitcoin and ether (the "Digital Assets"). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Digital Asset Custodian is responsible for safekeeping the Digital Assets owned by the Fund. The Digital Asset Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Digital Asset Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

The combined accompanying financial statement of assets and liabilities and combined schedule of investments at March 31, 2025, and the combined statement of operations, combined statement of cash flows and combined statement of changes in net assets for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund had no operations prior to the initial seeding on January 22, 2025, there are no comparative statements.

The fiscal year of the Trust and the Fund is December 31st.

2         SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.     Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series- level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

2.2.     Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin- U.S. Dollar trading pair (the "CF Bitcoin Reference Rate") and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the "CF Ether Reference Rate", and together with the CF Bitcoin Reference Rate, the "CF Reference Rates") shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless the one or more of the Reference Rates is not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that the one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of March 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	88.696%
Ether (ETH)	11.304%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3.     Valuation of Digital Assets

The Fund’s financial statements are prepared in accordance GAAP for interim financial information. With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.

On March 31, 2025, the value of the Digital Assets held by the Fund was categorized as Level 1.

The cost basis of the investment in Digital Assets recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of Digital Assets at the time of purchase.

2.4.     Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading bitcoin for ether and vice versa). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to March 31, 2025, the Fund accrued the Sponsor’s Fee of $(564) less waiver of $564. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

To cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert Digital Assets into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of Digital Assets represented by a Share will decline each time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling Digital Assets. The quantity of Digital Assets to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of Digital Assets held by the Fund.

2.5.     Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.6.     Income Taxes

The Trust is organized and will be operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 the Trust and the Fund has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

2.7.     Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive Digital Assets as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving Digital Assets as part of the creation or redemption process.

The Fund will create Shares by receiving Digital Assets from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to deliver the Digital Assets. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the Digital Assets to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the Digital Assets to the Fund. The Fund will redeem shares by delivering Digital Assets to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the Digital Assets. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the Digital Assets from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the Digital Assets from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	-	-
Balance at March 31, 2025	150,000	$3,464,187

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
#
Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
^
On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

3.         INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(288,394)
Balance at March 31, 2025	33.0623	$2,742,715

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	(115,778)
Balance at March 31, 2025	190.3706	$349,292

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
^
On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

4.         RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, 50,000 shares of the Fund were held by a related party.

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton Investments.

5.         CONCENTRATION OF RISK

The Fund holds only Digital Assets, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Digital Asset network, among other things.

6.         FINANCIAL HIGHLIGHTS

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Net asset value per Share, beginning of period	$25.13 (a)
Net investment loss(b)	-
Net realized and unrealized gain (loss) on investment in Digital Assets	(4.52)
Net change in net assets from operations(c)	(4.52)
Net asset value per Share, end of period	$20.61

Total return, at net asset value(d)(e)	(17.99)%

Ratio to average net assets
Net investment loss(f)	0.00%
Gross expenses(f)	0.19%
Net expenses(f)	0.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
The amount shown represents the NAV per share at commencement of the Fund’s investment operations.
(b)
Calculated using average Shares outstanding.
(c)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)
Percentage is not annualized.
(e)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)
Annualized.

7.         COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.         INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Digital Assets or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

9.      OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB`) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust’s financial position or results of operations.

The Fund operates as a single operating segment, which is an investment portfolio. Officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.      SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

March 31, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$3,092,007
Total assets	3,092,007

Liabilities
Sponsor's fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$3,092,007

Shares issued and outstanding(b)	150,000
Net asset value per share	$20.61

*              No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)           Cost of investment in Digital Assets: $3,463,250 at March 31, 2025.
(b)           No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	33.0623	$3,008,912	$2,742,715	88.70%
Investment in ether	190.3706	454,338	349,292	11.30%
Total investments in Digital Assets	223.4329	3,463,250	3,092,007	100.00%
Less liabilities			-	-%
Net assets			$3,092,007	100.00%

*              No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF OPERATIONS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Expenses:
Sponsor’s fee	$564
Less waiver	(564)
Total expenses	-
Net investment gain (loss)	-

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(404,172)
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(405,109)
Net increase (decrease) in net assets resulting from operations	(405,109)
Net increase (decrease) in net assets per Share(a)(b)	$(3.21)

*            No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)         Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)         The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(405,109)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(990,898)
Sales of Digital Assets	7,160
Net realized (gain) loss on investments in Digital Assets	937
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	404,172
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(983,738)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$983,738
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$983,738
Cash
Net increase in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*              No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025*
Net assets, beginning of period	$2,513,378 ^
Net investment loss	—
Net realized gain (loss) on investments in Digital Assets	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(404,172)

Net increase (decrease) in net assets resulting from operations	(405,109)

Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	983,738
Distributions for Shares redeemed	—

Net increase in net assets resulting from capital share transactions	983,738

Net assets, end of period	$3,092,007

*            No comparative period presented as the Fund’s operations commenced on February 20, 2025.
^            On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.         ORGANIZATION

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the "Declaration of Trust"). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Crypto Index ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index - US -Settlement Price (the "Underlying Index"). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. As of March 31, 2025 the Underlying Index's only constituent digital assets are bitcoin and ether (the "Digital Assets"). Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

The Bank of New York Mellon (“BNYM”) serves as the Fund’s Administrator, Transfer Agent and the Cash Custodian. The Administrator is generally responsible for the day-to-day administration of the Fund, including the calculation of the Fund’s net asset value (“NAV”) per Share. The Digital Asset Custodian is responsible for safekeeping the Digital Assets owned by the Fund. The Digital Asset Custodian is Coinbase Custody Trust Company, LLC (“Coinbase Custody”). Coinbase Inc., an affiliate of the Digital Asset Custodian, is the Fund’s Prime Broker. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company (the “Trustee”), is the sole trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Fund (the “Marketing Agent”).

The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

The accompanying financial statement of assets and liabilities and schedule of investments on March 31, 2025, and the statement of operations, statement of cash flows and statement of changes in net assets for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund had no operations prior to the initial seeding on January 22, 2025, there are no comparative statements.

The fiscal year of the Trust and the Fund is December 31st.

2.         SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1.      Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

2.2.     Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor.  In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin  - U.S. Dollar trading pair (the "CF Bitcoin Reference Rate") and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the "CF Ether Reference Rate", and together with the CF Bitcoin Reference Rate, the "CF Reference Rates") shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless the one or more of the Reference Rates is not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that the one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider.  As of March 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	88.696%
Ether (ETH)	11.304%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP.

2.3.     Valuation of Digital Assets

The Fund’s financial statements are prepared in accordance GAAP for interim financial information. With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.

On March 31, 2025, the value of the Digital Assets held by the Fund was categorized as Level 1.

The cost basis of the investment in Digital Assets recorded by the Trust on behalf of the Fund for financial reporting purposes is the fair value of Digital Assets at the time of purchase.

2.4.     Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees,  typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading bitcoin for ether and vice versa). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to March 31, 2025, the Fund accrued the Sponsor’s Fee of $(564) less waiver of $564. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

There have been no extraordinary or non-routine expenses during the periods presented.

To cover the Sponsor’s fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Fund to convert Digital Assets into U.S. dollars generally at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of Digital Assets represented by a Share will decline each time the Fund pays the Sponsor’s fee or any Fund expenses not assumed by the Sponsor by transferring or selling Digital Assets. The quantity of Digital Assets to be sold to permit payment of the Sponsor’s fee or Fund expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Fund’s expenses and the value of Digital Assets held by the Fund.

2.5.     Organizational and Offering Costs

The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.

2.6.     Income Taxes

The Trust is organized and will be operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 the Trust and the Fund has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

2.7.     Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets has been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive Digital Assets as part of the creation or redemption process or otherwise direct the Fund or a third-party with respect to purchasing, holding, delivering, or receiving Digital Assets as part of the creation or redemption process.

The Fund will create Shares by receiving Digital Assets from a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to deliver the Digital Assets. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the delivery of the Digital Assets to the Fund or acting at the direction of the Authorized Participant with respect to the delivery of the Digital Assets to the Fund. The Fund will redeem shares by delivering Digital Assets to a third-party that is not the Authorized Participant and the Fund—not the Authorized Participant—is responsible for selecting the third-party to receive the Digital Assets. Further, the third-party will not be acting as an agent of the Authorized Participant with respect to the receipt of the Digital Assets from the Fund or acting at the direction of the Authorized Participant with respect to the receipt of the Digital Assets from the Fund. The third-party will be unaffiliated with the Fund and the Sponsor.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BXZ Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	-	-
Balance at March 31, 2025	150,000	$3,464,187

*              No comparative period presented as the Fund’s operations commenced on February 20, 2025.
#              Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
^              On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

3.         INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(288,394)
Balance at March 31, 2025	33.0623	$2,742,715

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	(115,778)
Balance at March 31, 2025	190.3706	$349,292

*             No comparative period presented as the Fund’s operations commenced on February 20, 2025.
^             On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

4.         RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, 50,000 shares of the Fund were held by a related party.

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton Investments.

5.         CONCENTRATION OF RISK

The Fund holds only Digital Assets, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry; trading activity on digital asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on digital asset platforms; and forks in the Digital Asset network, among other things.

6.         FINANCIAL HIGHLIGHTS

For the period February 20,2025 (Date of commencement of operations) through March 31, 2025*
Net asset value per Share, beginning of period	$25.13 (a)
Net investment loss(b)	-
Net realized and unrealized gain (loss) on investment in Digital Assets	(4.52)
Net change in net assets from operations(c)	(4.52)
Net asset value per Share, end of period	$20.61

Total return, at net asset value(d)(e)	(17.99)%

Ratio to average net assets
Net investment loss(f)	0.00%
Gross expenses(f)	0.19%
Net expenses(f)	0.00%

*            No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)          The amount shown represents the NAV per share at commencement of the Fund’s investment operations.
(b)          Calculated using average Shares outstanding.
(c)          The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.
(d)          Percentage is not annualized.
(e)          Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP.
(f)           Annualized.

7.         COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.

8.         INDEMNIFICATION

Under the Trust’s organizational documents, the Sponsor and its shareholders, members, directors, affiliates, officers, employees and subsidiaries are indemnified by the Trust against certain liabilities. The Fund has also agreed to indemnify certain of its other service providers, including the Administrator, the Marketing Agent, the Custodians and the Trustee (including its officers, affiliates, directors, employees, and agents), for certain liabilities incurred by such parties in connection with their respective agreements to provide services for the Fund.

The Sponsor will not be liable to the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Digital Assets or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

9.     OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Fund’s financial position or results of operations.

The Fund operates as a single operating segment, which is an investment portfolio. Officers of the Fund's Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.      SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Crypto Index ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of March 31, 2025 the Underlying Index's only constituent digital assets are bitcoin and ether (the "Digital Assets"). The Fund seeks to reflect such performance before payment of the Fund’s expenses and liabilities. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust’s and the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Asset as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading bitcoin for ether and vice versa). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Digital Assets network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the Digital Assets held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index prices to be used when determining NAV. However, determining the value of the Trust’s Digital Assets using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Digital Assets are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Digital Assets based on the prices provided by the Digital Assets markets that the Trust considers the “principal market” as of 4:00 p.m., ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Policy

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Operations (Financing Activities)

On January 22, 2025, Franklin Resources, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, subject to conditions, purchased 4,000 Shares at a per-Share price equal to $25.00 (the “Initial Seed Shares”). Delivery of the Initial Seed Shares was made on January 22, 2025. Total proceeds to the Fund from the sale of the Initial Seed Shares were $100,000. On February 10, 2025, the Initial Seed Shares were redeemed for $100,000, and the Seed Capital Investor purchased two creation units in a cash transaction comprised of a total of 100,000 Shares at a per-Share price based on 11.06240875 bitcoin and 61.7774073 ether per Creation Unit, for a total of 22.1248175 bitcoin and 123.5548146 ether (the “Seed Creation Units”). The cash proceeds to the Fund from the sale of the Seed Creation Units were used by the Fund to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether on February 10, 2025 (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether) representing 100,000 shares at a per-Share price equal to $24.80. Further, the transaction and other costs incurred in connection with the Seed Creation Units were paid by the Seed Capital Investor and not borne by the Fund.

Results of Operations

At March 31, 2025, the Digital Asset Custodian held 33.0623 bitcoins on behalf of the Fund, with a market value of $2,742,715 (cost:
$3,008,912) based on the price of bitcoin (as measured by the Lukka Prime Price) and Digital Asset Custodian held 190.3706 ether on behalf of the Fund, with a market value of $349,292 (cost: $454,338) based on the price of ether (as measured by the Lukka Prime Price) at period end.

For the period February 20, 2025 (Date of commencement of operations) to March 31, 2025*

For the period from February 20, 2025 (Date of Commencement of operations) to March 31, 2025, 50,000 Shares were issued in exchange for 10.9374 bitcoin and 66.8158 ether. No shares were redeemed during the period. The Fund's NAV per Share began the period at $25.13 and ended the period at $20.61. The (17.99)% decrease in the Fund's NAV per share from $25.13 per share, as of February 20, 2025 (Date of Commencement of operations) to $20.61 at March 31, 2025 is directly related to the (15.55)% decrease in the price of bitcoin and (33.33)% decrease in the price of ether over the same period.

Net realized and unrealized gain (loss) on investment in Digital Assets for the period ended March 31, 2025, was approximately $(405,109) which includes a net realized gain (loss) on investments in Digital Assets of $(937) and net change in unrealized appreciation (depreciation) on investment in Digital Assets of approximately $(404,172). Net realized and unrealized loss on investments in Digital Assets for the period was driven by bitcoin price depreciation from $98,231.15 per bitcoin as of February 20, 2025 (Date of Commencement of operations) to $82,956.00 per bitcoin as of March 31, 2025. Net realized and unrealized loss on investments in Digital Assets for the period was also driven by ether price depreciation from $2,752.09 per ether as of February 20, 2025 to $1,834.80 per ether as of March 31, 2025. Net assets increased to approximately $578,629 on March 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $983,738.

*        No comparative period presented as the Fund’s operations commenced on February 20, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor will also pay the costs of the Trust's and the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to March 31, 2025, the Fund accrued the Sponsor’s Fee of $(564) less waiver of $564. The net Sponsor’s Fee payable for the period post waiver was $0. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

The Fund will sell Digital Assets as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading bitcoin for ether and vice versa). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At March 31, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of CF Institutional Digital Asset Index – US – Settlement Price

As movements in the price of the Underlying Index (CF Institutional Digital Asset Index - US - Settlement Price) are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of CF Institutional Digital Asset Index - US - Settlement Price. Past movements in the Underlying Index Index price are not indicators of future movements.

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from February 20, 2025 to March 31, 2025.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
February 20, 2025 to March 31, 2025	10,779.13	12,526.96	February 20, 2025	9,770.67	March 10, 2025	10,247.90	March 31, 2025

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. This means that the Sponsor does not sell Digital Assets at times when its price is high or acquire Digital Assets at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or similar instruments or transactions in seeking to meet its investment objective.

Except for transactions with the Trade Credit Lender, the Fund’s assets may not be loaned, pledged, hypothecated or re-hypothecated by any entity, including the Fund, Sponsor, Prime Broker or Digital Asset Custodian.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of May 14, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A. Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our Prospectus, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed therein.

The risks described in our Prospectus filing are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a            None.

b            Not applicable.

c            The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund did not redeem any Creation Units (comprising 0 Shares) during the quarter ended March 31, 2025.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

Item 6.   Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No	Description of Exhibit

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Crypto Trust
(registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: May 14, 2025

*      The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.