Form 10-Q
period 2025-06-30
Franklin Crypto Trust
filed 2025-08-14
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No

The registrant had 200,000 outstanding shares as of August 1, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Digital Assets, as defined below, and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes– Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

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

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and the Fund

FRANKLIN CRYPTO INDEX ETF
 FRANKLIN CRYPTO TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at June 30, 2025 for Franklin Crypto Trust	5
Combined Schedule of Investments at June 30, 2025 for Franklin Crypto Trust	6
Combined Statements of Operations for three months ended June 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Trust	7
Combined Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Trust	8
Combined Statements of Changes in Net Assets for the three months ended June 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Trust	9
Notes to the Combined Financial Statements for Franklin Crypto Trust	10
Statement of Assets and Liabilities at June 30, 2025 for Franklin Crypto Index ETF	20
Schedule of Investments at June 30, 2025 for Franklin Crypto Index ETF	21
Statements of Operations for the three months ended June 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Index ETF	22
Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Index ETF	23
Statements of Changes in Net Assets for the three months ended June 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025 for Franklin Crypto Index ETF	24
Notes to Financial Statements for Franklin Crypto Index ETF	25

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

June 30, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$4,066,210
Total assets	4,066,210

Liabilities
Sponsor's fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$4,066,210

Shares issued and outstanding(b)	150,000
Net asset value per share	$27.11

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investment in Digital Assets: $3,464,396 at June 30, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	33.2484	$3,028,405	$3,609,446	88.77%
Investment in ether	182.6830	435,991	456,764	11.23%
Total investments in Digital Assets		$3,464,396	$4,066,210	100.00%
Less liabilities			-	-%
Net assets			$4,066,210	100.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Expenses:
Sponsor’s fee	$1,739	$2,303
Less waiver	(1,739)	(2,303)
Total expenses	-	-
Net investment loss	-	-

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets for rebalancing	1,146	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	973,057	568,885
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	974,203	569,094
Net increase (decrease) in net assets resulting from operations	974,203	569,094
Net increase (decrease) in net assets per Share(a)	$6.50	$3.99

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$569,094
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(983,738)
Purchases of Digital Assets for rebalancing	(26,653)
Sales of Digital Assets	-
Sales of Digital Assets for rebalancing	26,653
Net realized (gain) loss on investments in Digital Assets sold for rebalancing	(209)
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(568,885)
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(983,738)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$983,738
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$983,738
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Net assets, beginning of period	$3,092,007	$2,513,378	^
Net investment loss	—	—
Net realized gain (loss) on investments in Digital Assets for rebalancing	1,146	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	973,057	568,885
Net increase (decrease) in net assets resulting from operations	974,203	569,094
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	—	983,738
Distributions for Shares redeemed	—	-
Net increase in net assets resulting from capital share transactions	—	983,738
Net assets, end of period	$4,066,210	$4,066,210

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

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
NOTES TO THE COMBINED FINANCIAL STATEMENTS (Unaudited)

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of June 30, 2025 the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying combined statement of assets and liabilities and combined schedule of investments at June 30, 2025, and the combined statements of operations, combined statement of cash flows and combined statements of changes in net assets for the quarter ended June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin- U.S. Dollar trading pair (the “CF Bitcoin Reference Rate”) and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the “CF Ether Reference Rate”, and together with the CF Bitcoin Reference Rate, the “CF Reference Rates”) shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates is not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of June 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	88.647%
Ether (ETH)	11.353%

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

2.3.
Valuation of Digital Assets

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Trust determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On June 30, 2025, the value of the Digital Assets held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Digital Asset Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Combined Statement of Operations in the period in which the sale or disposition occurs, respectively.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to June 30, 2025, the Fund accrued the Sponsor’s Fee of $(2,303) less waiver of $2,303. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Digital Asset Custodian Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

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

2.6.
Income Taxes

The Trust is organized and operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025, the Trust and the Fund has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

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

As of the end of the period covered by this report, Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025* are as follows:

	Shares	Amount#
Balance at April 1, 2025	150,000	$3,464,187
Creation of Shares	-	-
Redemption of Shares	-	-
Balance at June 30, 2025	150,000	$3,464,187

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	-	-
Balance at June 30, 2025	150,000	$3,464,187

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

3.
INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter April 1, 2025 to June 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at April 1, 2025	33.0623	$2,742,715
Bitcoin purchased for the creation of Shares	-	-
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	-	-
Bitcoin sold for the redemption of Shares	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	847,238
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of ether	Amount in US$
Balance at April 1, 2025	190.3706	$349,292
Ether purchased for the creation of Shares	-	-
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	125,819
Balance at June 30, 2025	182.6830	$456,764

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Bitcoin sold for the redemption of Shares	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	558,844
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	10,041
Balance at June 30, 2025	182.6830	$456,764

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

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025, 20,000 shares of the Fund were held by a related party.

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

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Net asset value per Share, beginning of period	$20.61	$25.13 (a)
Net investment loss(b)	-	-
Net realized and unrealized gain (loss) on investment in Digital Assets	6.50	1.98
Net increase (decrease) in net assets from operations(c)	6.50	1.98
Net asset value per Share, end of period	$27.11	$27.11

Total return, at net asset value(d)(e)	31.54%	7.88%

Ratio to average net assets(f)
Net investment loss	0.00%	0.00%
Gross expenses	0.19%	0.19%
Net expenses(g)	0.00%	0.00%

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
(f)
Annualized.
(g)  For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets.

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

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Combined Statement of Assets and Liabilities and the Combined Statements of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.
SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

June 30, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$4,066,210
Total assets	4,066,210

Liabilities
Sponsor's fee payable	-
Total liabilities	-
Commitments and contingencies (Note 7)
Net assets	$4,066,210

Shares issued and outstanding(b)	150,000
Net asset value per share	$27.11

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investment in Digital Assets: $3,464,396 at June 30, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	33.2484	$3,028,405	$3,609,446	88.77%
Investment in ether	182.6830	435,991	456,764	11.23%
Total investments in Digital Assets		$3,464,396	$4,066,210	100.00%
Less liabilities			-	-%
Net assets			$4,066,210	100.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Expenses:
Sponsor’s fee	$1,739	$2,303
Less waiver	(1,739)	(2,303)
Total expenses	-	-
Net investment loss	-	-

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets for rebalancing	1,146	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	973,057	568,885
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	974,203	569,094
Net increase (decrease) in net assets resulting from operations	974,203	569,094
Net increase (decrease) in net assets per Share(a)	$6.50	$3.99

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$569,094
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(983,738)
Purchases of Digital Assets for rebalancing	(26,653)
Sales of Digital Assets	-
Sales of Digital Assets for rebalancing	26,653
Net realized (gain) loss on investments in Digital Assets sold for rebalancing	(209)
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(568,885)
Change in operating assets and liabilities:
Sponsor’s fee payable	-
Net cash provided by (used in) operating activities	$(983,738)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$983,738
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$983,738
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Net assets, beginning of period	$3,092,007	$2,513,378	^
Net investment loss	—	—
Net realized gain (loss) on investments in Digital Assets for rebalancing	1,146	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	973,057	568,885
Net increase (decrease) in net assets resulting from operations	974,203	569,094
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	—	983,738
Distributions for Shares redeemed	—	—
Net increase in net assets resulting from capital share transactions	—	983,738
Net assets, end of period	$4,066,210	$4,066,210

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index - US -Settlement Price (the “Underlying Index”). As of June 30, 2025 the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying statement of assets and liabilities and schedule of investments on June 30, 2025, and the statements of operations, statement of cash flows and statements of changes in net assets for the quarter ended June 30, 2025, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund’s NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin - U.S. Dollar trading pair (the “CF Bitcoin Reference Rate”) and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the “CF Ether Reference Rate”, and together with the CF Bitcoin Reference Rate, the “CF Reference Rates”) shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates is not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of June 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	88.647%
Ether (ETH)	11.353%

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

2.3.
Valuation of Digital Assets

The Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Fund determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On June 30, 2025, the value of the Digital Assets held by the Fund was categorized as Level 1.

2.4.
Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Digital Asset Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Statement of Operations in the period in which the sale or disposition occurs, respectively.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor has agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to June 30, 2025, the Fund accrued the Sponsor’s Fee of $(2,303) less waiver of $2,303. The net Sponsor’s Fee payable for the period post waiver was $0.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency), any indemnification of the Cash Custodian, Digital Asset Custodian Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

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

2.6.
Income Taxes

The Trust is organized and operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025, the Trust and the Fund has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

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

As of the end of the period covered by this report, Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares in the manner as described above.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025* are as follows:

	Shares	Amount#
Balance at April 1, 2025	150,000	$3,464,187
Creation of Shares	-	-
Redemption of Shares	-	-
Balance at June 30, 2025	150,000	$3,464,187

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	-	-
Balance at June 30, 2025	150,000	$3,464,187

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

3.
INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter April 1, 2025 to June 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at April 1, 2025	33.0623	$2,742,715
Bitcoin purchased for the creation of Shares	-	-
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	-	-
Bitcoin sold for the redemption of Shares	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the rebalancing and redemption shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	847,238
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of ether	Amount in US$
Balance at April 1, 2025	190.3706	$349,292
Ether purchased for the creation of Shares	-	-
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	125,819
Balance at June 30, 2025	182.6830	$456,764

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Bitcoin sold for the redemption of Shares	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	558,844
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	10,041
Balance at June 30, 2025	182.6830	$456,764

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

4.
RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025, 20,000 shares of the Fund were held by a related party.

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

6.
FINANCIAL HIGHLIGHTS

	For the Three months ended June 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025*
Net asset value per Share, beginning of period	$20.61	$25.13 (a)
Net investment loss(b)	-	-
Net realized and unrealized gain (loss) on investment in Digital Assets	6.50	1.98
Net increase (decrease) in net assets from operations(c)	6.50	1.98
Net asset value per Share, end of period	$27.11	$27.11

Total return, at net asset value(d)(e)	31.54%	7.88%

Ratio to average net assets(f)
Net investment loss	0.00%	0.00%
Gross expenses	0.19%	0.19%
Net expenses(g)	0.00%	0.00%

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
(g)
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

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Statement of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10.
SUBSEQUENT EVENTS

On July 29, 2025, the SEC approved an amendment to the Fund's Rule 19b-4 Order permitting in-kind creations and redemptions in the Fund's Shares. The Trust is currently evaluating the implications of the amended Order and has not yet implemented in-kind creations or redemptions with its Authorized Participants as of the date of this report. To the extent implemented, the flexibility to transact in-kind is anticipated to offer the potential for cost and operational efficiencies for the Fund. As of the date of this report, the Trust does not expect any material impact to the Fund's financial position in connection with this development.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of June 30, 2025, the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Administrator will rely on the Index as the index prices to be used when determining NAV. However, determining the value of the Trust’s Digital Assets using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Digital Assets are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Digital Assets based on the prices provided by the Digital Assets markets that the Trust considers the “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

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

Results of Operations for the three months ended June 30, 2025*

At June 30, 2025, the Digital Asset Custodian held 33.2484 bitcoins on behalf of the Fund, with a market value of $3,609,446 (cost: $3,028,405) based on the price of bitcoin (as measured by the Principal Market Price) and Digital Asset Custodian held 182.6831 ether on behalf of the Fund, with a market value of $456,764 (cost: $435,991) based on the price of ether (as measured by the Principal Market Price) at period end.

For the quarter ended June 30, 2025, no Shares were issued or redeemed. The Fund’s NAV per Share began the period at $20.61 and ended the period at $27.11. The 31.54% increase in the Fund's NAV per share from $20.61, at March 31, 2025 to $27.11 at June 30, 2025 is directly related to the 30.86% increase in the price of bitcoin and 36.27% increase in the price of ether over the same period.

Net realized and change in unrealized appreciation (depreciation) on investment in Digital Assets for the period ended June 30, 2025, was approximately $974,203 which includes a net realized gain (loss) on investments in Digital Assets sold for rebalancing of $1,146 and net change in unrealized appreciation (depreciation) on investment in Digital Assets of approximately $973,057. Net realized and unrealized gain (loss) on investments in Digital Assets for the period was driven by bitcoin price appreciation from $82,956 per bitcoin at March 31, 2025 to $108,560.00 per bitcoin as of June 30, 2025 and ether price appreciation from $1,834.80 per ether at March 31, 2025 to $2,500.31 per ether as of June 30, 2025. Net assets increased to approximately $4,066,210 on June 30, 2025. The increase in net assets primarily resulted from the aforementioned Digital Assets price movement.

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

For the period February 20, 2025 (Date of commencement of operations) to June 30, 2025*

For the period from February 20, 2025 (Date of Commencement of operations) to June 30, 2025, 50,000 Shares were issued in exchange for 33.0623 bitcoin and 190.3706 ether. No shares were redeemed during the period. The Fund’s NAV per Share began the period at $25.13 and ended the period at $27.11. The 7.88% increase in the Fund's NAV per share from $25.13, from the period from February 20, 2025 (Date of Commencement of operations) to $27.11 at June 30, 2025 is directly related to the 10.51% increase in the price of bitcoin and offset by 9.15% decrease in the price of ether over the same period.

Net realized and change in unrealized appreciation (depreciation) on investment in Digital Assets for the period ended June 30, 2025, was approximately $569,094 which includes a net realized gain (loss) on investments in Digital Assets sold for rebalancing of $209 and net change in unrealized appreciation (depreciation) on investment in Digital Assets of approximately $568,885. Net realized and unrealized gain (loss) on investments in Digital Assets for the period was driven by bitcoin price appreciation from $98,231.15 per bitcoin as of February 20, 2025 (Date of Commencement of operations) to $108,560.00 per bitcoin as of June 30, 2025 and ether price depreciation from $2,752.09 per ether as of February 20, 2025 to $2,500.31 per ether as of June 30, 2025. Net assets increased to approximately $4,066,210 on June 30, 2025. The increase in net assets primarily resulted from the aforementioned Digital Assets price movement and net capital share transactions of approximately $983,738.

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor also paid the costs of the Trust's and the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs. The Sponsor is not required to pay any extraordinary or non-routine expenses.

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to June 30, 2025, the Fund accrued the Sponsor’s Fee of $(2,303) less waiver of $2,303. The net Sponsor’s Fee payable for the period post waiver was $0. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At June 30, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of CF Institutional Digital Asset Index – US – Settlement Price

As movements in the price of the Underlying Index (CF Institutional Digital Asset Index - US - Settlement Price) are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of CF Institutional Digital Asset Index - US - Settlement Price. Past movements in the Underlying Index price are not indicators of future movements.

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from April 1, 2025 to June 30, 2025.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
April 1, 2025 to June 30, 2025	12,180.70	13,890.60	May 22, 2025	9,329.38	April 8, 2025	13,356.50	June 30, 2025

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

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended June 30, 2025.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 13, 2025

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.