Form 10-Q
period 2025-09-30
Franklin Crypto Trust
filed 2025-11-13
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025
or
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

The registrant had 350,000 outstanding shares as of November 4, 2025.

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

2

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

3

PART I – FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Combined Statement of Assets and Liabilities at September 30, 2025 for Franklin Crypto Trust	2
Combined Schedule of Investments at September 30, 2025 for Franklin Crypto Trust	3
Combined Statements of Operations for the three months ended September 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Trust	4
Combined Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Trust	5
Combined Statements of Changes in Net Assets for the three months ended September 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Trust	6
Notes to the Combined Financial Statements for Franklin Crypto Trust	7
Statement of Assets and Liabilities at September 30, 2025 for Franklin Crypto Index ETF	15
Schedule of Investments at September 30, 2025 for Franklin Crypto Index ETF	16
Statements of Operations for the three months ended September 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Index ETF	17
Statement of Cash Flows for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Index ETF	18
Statements of Changes in Net Assets for the three months ended September 30, 2025 and for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025 for Franklin Crypto Index ETF	19
Notes to Financial Statements for Franklin Crypto Index ETF	20

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

September 30, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$7,587,051
Total assets	7,587,051

Liabilities
Sponsor's fee payable	1,009
Total liabilities	1,009
Commitments and contingencies (Note 7)
Net assets	$7,586,042

Shares issued and outstanding(b)	250,000
Net asset value per share	$30.34

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investments in Digital Assets: $6,525,423 at September 30, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	55.4156	$5,627,003	$6,329,737	83.44%
Investment in ether	304.3726	898,420	1,257,314	16.57%
Total investments in Digital Assets		$6,525,423	$7,587,051	100.01%
Less liabilities			(1,009)	(0.01)%
Net assets			$7,586,042	100.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Expenses:
Sponsor’s fee	$2,750	$5,053
Less waiver	(1,741)	(4,044)
Total expenses	1,009	1,009
Net investment loss	(1,009)	(1,009)

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets for rebalancing	116	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	459,814	1,028,699
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	459,930	1,029,014
Net increase (decrease) in net assets resulting from operations	458,921	1,028,005
Net increase (decrease) in net assets per Share(a)	$2.40	$6.32

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,028,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(4,044,659)
Purchases of Digital Assets for rebalancing	(26,917)
Sales of Digital Assets	-
Sales of Digital Assets for rebalancing	26,917
Net realized (gain) loss on investments in Digital Assets sold for rebalancing	(315)
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(1,028,699)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,009
Net cash provided by (used in) operating activities	$(4,044,659)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$4,044,659
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$4,044,659
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Net assets, beginning of period	$4,066,210	$2,513,378	^
Net investment loss	(1,009)	(1,009)
Net realized gain (loss) on investments in Digital Assets sold for rebalancing	116	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	459,814	1,028,699
Net increase (decrease) in net assets resulting from operations	458,921	1,028,005
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	3,060,911	4,044,659
Distributions for Shares redeemed	-	-
Net increase in net assets resulting from capital share transactions	3,060,911	4,044,659
Net assets, end of period	$7,586,042	$7,586,042

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of September 30, 2025 the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Combined Statement of Assets and Liabilities and Combined Schedule of Investments at September 30, 2025, and the Combined Statements of Operations, Combined Statement of Cash Flows and Combined Statements of Changes in Net Assets for the period ended September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

2.2.     Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin- U.S. Dollar trading pair (the "CF Bitcoin Reference Rate") and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the "CF Ether Reference Rate", and together with the CF Bitcoin Reference Rate, the "CF Reference Rates") shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of September 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	83.408%
Ether (ETH)	16.592%

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

2.3.     Valuation of Digital Assets

The Trust's and the Fund's financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Trust determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On September 30, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s fee.  The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to September 30, 2025, the Fund accrued the Sponsor’s Fee of $(5,053) less waiver of $4,044. The net Sponsor’s Fee payable for the period post waiver was $(1,009).

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund do not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

2.7.   Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets have been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025* are as follows:

	Shares	Amount#
Balance at July 1, 2025	150,000	$3,464,197
Creation of Shares	100,000	3,060,911
Redemption of Shares	-	-
Balance at September 30, 2025	250,000	$6,525,108

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	150,000	4,044,659
Redemption of Shares	-	-
Balance at September 30, 2025	250,000	$6,525,108

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

3.     INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter July 1, 2025 to September 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at July 1, 2025	33.2484	$3,609,446
Bitcoin purchased for the creation of Shares	22.1644	2,598,294
Bitcoin purchased for the rebalancing of Digital Assets	0.0028	304
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	121,693
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of ether	Amount in US$
Balance at July 1, 2025	182.6830	$456,764
Ether purchased for the creation of Shares	121.7607	462,617
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(0.0711)	(304)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net realized gain (loss) from ether sold for rebalancing	-	116
Net change in unrealized appreciation (depreciation) on investment in ether	-	338,121
Balance at September 30, 2025	304.3726	$1,257,314

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	33.1851	3,464,155
Bitcoin purchased for the rebalancing of Digital Assets	0.1889	19,797
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,120)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	(976)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	680,537
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	185.2175	580,504
Ether purchased for the rebalancing of Digital Assets	3.3590	7,120
Ether sold for the rebalancing of Digital Assets	(7.7587)	(19,797)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net realized gain (loss) from ether sold for rebalancing	-	1,291
Net change in unrealized appreciation (depreciation) on investment in ether	-	348,162
Balance at September 30, 2025	304.3726	$1,257,314

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, no shares of the Fund were held by a related party.

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

6.     COMBINED FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Net asset value per Share, beginning of period	$27.11	$25.13 (a)
Net investment loss(b)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in Digital Assets	3.24	5.22
Net increase (decrease) in net assets from operations(c)	3.23	5.21
Net asset value per Share, end of period	$30.34	$30.34

Total return, at net asset value(d)(e)	11.91%	20.73%

Ratio to average net assets(f)
Net investment loss	(0.07)%	(0.04)%
Gross expenses	0.19%	0.19%
Net expenses(g)	0.07%	0.04%

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

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF ASSETS AND LIABILITIES (Unaudited)

September 30, 2025*
Assets
Investments in Digital Assets, at fair value(a)	$7,587,051
Total assets	7,587,051

Liabilities
Sponsor's fee payable	1,009
Total liabilities	1,009
Commitments and contingencies (Note 7)
Net assets	$7,586,042

Shares issued and outstanding(b)	250,000
Net asset value per share	$30.34

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investments in Digital Assets: $6,525,423 at September 30, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025*

	Quantity	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in bitcoin	55.4156	$5,627,003	$6,329,737	83.44%
Investment in ether	304.3726	898,420	1,257,314	16.57%
Total investments in Digital Assets		$6,525,423	$7,587,051	100.01%
Less liabilities			(1,009)	(0.01)%
Net assets			$7,586,042	100.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Expenses:
Sponsor’s fee	$2,750	$5,053
Less waiver	(1,741)	(4,044)
Total expenses	1,009	1,009
Net investment loss	(1,009)	(1,009)

Net realized and change in unrealized gain (loss) on investments in Digital Assets
Net realized gain (loss) on investments in Digital Assets sold for rebalancing	116	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	459,814	1,028,699
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	459,930	1,029,014
Net increase (decrease) in net assets resulting from operations	458,921	1,028,005
Net increase (decrease) in net assets per Share(a)	$2.40	$6.32

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF CASH FLOWS (Unaudited)

For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,028,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets	(4,044,659)
Purchases of Digital Assets for rebalancing	(26,917)
Sales of Digital Assets	-
Sales of Digital Assets for rebalancing	26,917
Net realized (gain) loss on investments in Digital Assets sold for rebalancing	(315)
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(1,028,699)
Change in operating assets and liabilities:
Sponsor’s fee payable	1,009
Net cash provided by (used in) operating activities	$(4,044,659)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$4,044,659
Payments on Shares redeemed	-
Net cash provided by (used in) financing activities	$4,044,659
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Net assets, beginning of period	$4,066,210	$2,513,378	^
Net investment loss	(1,009)	(1,009)
Net realized gain (loss) on investments in Digital Assets sold for rebalancing	116	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	459,814	1,028,699
Net increase (decrease) in net assets resulting from operations	458,921	1,028,005
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	3,060,911	4,044,659
Distributions for Shares redeemed	-	-
Net increase in net assets resulting from capital share transactions	3,060,911	4,044,659
Net assets, end of period	$7,586,042	$7,586,042

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index - US -Settlement Price (the “Underlying Index”). As of September 30, 2025 the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Statement of Assets and Liabilities and Schedule of Investments at September 30, 2025, and the Statements of Operations, Statement of Cash Flows and Statements of Changes in Net Assets for the period ended September 30, 2025, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CME CF Bitcoin Reference Rate New York Variant for the Bitcoin - U.S. Dollar trading pair (the "CF Bitcoin Reference Rate") and the CME CF Ether-Dollar Reference Rate - New York Variant for the ether-U.S. Dollar trading pair (the "CF Ether Reference Rate", and together with the CF Bitcoin Reference Rate, the "CF Reference Rates") shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of September 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin (BTC)	83.408%
Ether (ETH)	16.592%

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

2.3.
Valuation of Digital Assets

The Trust's and the Fund's financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Fund determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On September 30, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s fee. The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to September 30, 2025, the Fund accrued the Sponsor’s Fee of $(5,053) less waiver of $4,044. The net Sponsor’s Fee payable for the period post waiver was $(1,009).

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust and the Fund do not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities.

2.7.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets have been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025* are as follows:

	Shares	Amount#
Balance at July 1, 2025	150,000	$3,464,197
Creation of Shares	100,000	3,060,911
Redemption of Shares	-	-
Balance at September 30, 2025	250,000	$6,525,108

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	150,000	4,044,659
Redemption of Shares	-	-
Balance at September 30, 2025	250,000	$6,525,108

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

3.     INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter July 1, 2025 to September 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at July 1, 2025	33.2484	$3,609,446
Bitcoin purchased for the creation of Shares	22.1644	2,598,294
Bitcoin purchased for the rebalancing of Digital Assets	0.0028	304
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	121,693
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of ether	Amount in US$
Balance at July 1, 2025	182.6830	$456,764
Ether purchased for the creation of Shares	121.7607	462,617
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(0.0711)	(304)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net realized gain (loss) from ether sold for rebalancing	-	116
Net change in unrealized appreciation (depreciation) on investment in ether	-	338,121
Balance at September 30, 2025	304.3726	$1,257,314

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025*:

	Quantity of bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	33.1851	3,464,155
Bitcoin purchased for the rebalancing of Digital Assets	0.1889	19,797
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,120)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	(976)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	680,537
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	185.2175	580,504
Ether purchased for the rebalancing of Digital Assets	3.3590	7,120
Ether sold for the rebalancing of Digital Assets	(7.7587)	(19,797)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing	-	1,291
Net realized gain (loss) from ether sold for the redemption of shares	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	348,162
Balance at September 30, 2025	304.3726	$1,257,314

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025, no shares of the Fund were held by a related party.

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

6.     FINANCIAL HIGHLIGHTS

	For the Three months ended September 30, 2025*	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025*
Net asset value per Share, beginning of period	$27.11	$25.13 (a)
Net investment loss(b)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in Digital Assets	3.24	5.22
Net increase (decrease) in net assets from operations(c)	3.23	5.21
Net asset value per Share, end of period	$30.34	$30.34

Total return, at net asset value(d)(e)	11.91%	20.73%

Ratio to average net assets(f)
Net investment loss	(0.07)%	(0.04)%
Gross expenses	0.19%	0.19%
Net expenses(g)	0.07%	0.04%

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

The Fund generally seeks to reflect the price of the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of September 30, 2025, the Underlying Index’s only constituent digital assets are bitcoin and ether (the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust’s and the Fund’s organization and the initial offering costs, and may not seek reimbursement of such costs.

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

Results of Operations

At September 30, 2025, the Digital Asset Custodian held 55.4156 bitcoins on behalf of the Fund, with a market value of $6,329,737 (cost:$5,627,003) and Digital Asset Custodian held 304.3726 ether on behalf of the Fund, with a market value of $1,257,314 (cost: $898,420).

For the three months ended September 30, 2025*

For the three months ended September 30, 2025, 100,000 Shares were issued in exchange for 22.1644 bitcoin and 121.7607 ether. No shares were redeemed. The Fund’s NAV per Share began the period at $27.11 and ended the period at $30.34. The 11.91% increase in the Fund's NAV per share from $27.11, at June 30, 2025 to $30.34 at September 30, 2025 is directly related to the 5.22% increase in the price of bitcoin and 65.21% increase in the price of ether.

Net realized and change in unrealized appreciation (depreciation) on investment in Digital Assets for the period ended September 30, 2025, was approximately $459,930 which includes a net realized gain (loss) on investments in Digital Assets sold for rebalancing of $116 and net change in unrealized appreciation (depreciation) on investment in Digital Assets of approximately $459,814. Net realized and change in unrealized loss on investments in Digital Assets for the period was driven by bitcoin price appreciation from $108,560.00 per bitcoin at June 30, 2025 to $114,223.01 per bitcoin as of September 30, 2025. Net realized and change in unrealized loss on investments in Digital Assets for the period was also driven by ether price appreciation from $2,500.31 per ether at June 30, 2025 to $4,130.84 per ether as of September 30, 2025. Net assets increased to approximately $7,586,042 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned Digital Assets price movement and net capital share transactions of approximately $3,060,911.

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

For the period February 20, 2025 (Date of commencement of operations) to September 30, 2025*

For the period from February 20, 2025 (Date of Commencement of operations) to September 30, 2025, 150,000 Shares were issued in exchange for 33.1851 bitcoin and 185.2175 ether. No shares were redeemed. The Fund’s NAV per Share began the period at $25.13 and ended the period at $30.34. The 20.73% increase in the Fund's NAV per share from $25.13, from the period from February 20, 2025 (Date of Commencement of operations) to $30.34 at September 30, 2025 is directly related to the 16.28% increase in the price of bitcoin and 50.10% increase in the price of ether.

Net realized and change in unrealized appreciation (depreciation) on investment in Digital Assets for the period ended September 30, 2025, was approximately $1,029,014 which includes a net realized gain (loss) on investments in Digital Assets sold for rebalancing of $315 and net change in unrealized appreciation (depreciation) on investment in Digital Assets of approximately $1,028,699. Net realized and change in unrealized gain on investments in Digital Assets for the period was driven by bitcoin price appreciation from $98,231.15 per bitcoin for the period from February 20, 2025 (Date of Commencement of operations) to $114,223.01 per bitcoin as of September 30, 2025. Net realized and change in unrealized gain on investments in Digital Assets for the period was also driven by ether price appreciation from $2,752.09 per ether as of February 20, 2025 to $4,130.84 per ether as of September 30, 2025. Net assets increased to approximately $7,586,042 on September 30, 2025. The increase in net assets primarily resulted from the aforementioned Digital Assets price movement and net capital share transactions of approximately $4,044,659.

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to September 30, 2025, the Fund accrued the Sponsor’s Fee of $(5,053) less waiver of $4,044. The net Sponsor’s Fee payable for the period post waiver was $(1,009). In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At September 30, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

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

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from July 1, 2025 to September 30, 2025.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
July 1, 2025 to September 30, 2025	14,990.33	16,336.06	August 13, 2025	13,095.53	July 1, 2025	15,067.84	September 30, 2025

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

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in “Risk Factors” in our Prospectus, which could materially affect our business, financial condition or future results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed therein.

The risks described in our Prospectus filing are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Prices of Digital Assets may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin and ether markets and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past impacted the price of bitcoin and ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin and ether markets as well as broader digital assets ecosystem. Like CBDCs, stablecoins could compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if accurate, there is no assurance similar dynamics would not apply to the market for ether. There have been reports that those associated with certain stablecoins may be involved in laundering money.  In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin and ether markets.  While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.  Similar to Tether, a large amount of USDC is issued as ERC-20 tokens on the Ethereum network. If USDC were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 USDC transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin and ether. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Bitcoin or Ethereum networks, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the bitcoin or ether markets, and adversely affect the price of bitcoin or ether. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network

Manufacture, assembly and delivery of hardware and components for mining operations can be complex and protracted processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well as other external factors.

Mining operations can ordinarily only be profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of bitcoin mining facilities, miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions. Declines in the condition of miners and other hardware will require bitcoin miners, over time, to repair or replace those miners.

Additionally, as the technology evolves, miners may be required to acquire newer models of mining hardware and machines to remain competitive in the market. Any upgrading process may require substantial capital investment, and miners may face challenges in doing so on a timely and cost-effective basis. The business of bitcoin miners will be subject to limitations inherent within the supply chain of their mining hardware equipment and components, including competitive, governmental, and legal limitations, and other events. For example, many miners will significantly rely on foreign imports to obtain mining hardware equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect the necessary supply chains for mining hardware. Depending on the magnitude of such effects on the mining hardware supply chain, shipments of parts for mining hardware, or new mining hardware and equipment, may be delayed.

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs), or due to insolvency, or non-performance or default on their contracts. Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increase transaction costs, or affect the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

Further, the first-generation application specific integrated circuit (“ASIC”) chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin and Ethereum networks, which could adversely affect the value of the Shares

 Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

 The operations of digital asset networks can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations, in the case of proof-of-work networks. Additionally, miners on proof-of-work networks may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Notwithstanding Ethereum’s proof-of-stake consensus mechanism, if regulators or public utilities take action that restricts or otherwise impacts mining activities generally, such actions could result in decreased security of a digital asset network, including the Ethereum network, and consequently adversely impact the value of the Shares. This could adversely affect the price of ether, or the operation of the Ethereum network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund did not redeem any Creation Units (comprising 0 Shares) during the quarter ended September 30, 2025.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 13, 2025

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.