Form 10-K
period 2025-12-31
Franklin Crypto Trust
filed 2026-03-30
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $3,503,500, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.

The registrant had 600,000 outstanding shares as of March 18, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for Digital Assets, as defined below, and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Emerging Growth Company Status

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. The Trust intends to take advantage of the benefits of the extended transition period.

2

Franklin Crypto Index ETF
Franklin Crypto Trust

3

PART I

Item 1.
Business

DESCRIPTION OF THE TRUST

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Crypto Index ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of December 31, 2025 the Underlying Index’s constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. Prior to December 1, 2025, the Underlying Index's only constituent Digital Assets were Bitcoin and Ether. The Underlying Index is subject to a quarterly rebalancing schedule and Underlying Index constituents may be added or removed from time to time in accordance with the Index Provider’s Index Rules and the Generic Listing Standards. The Sponsor monitors the Underlying Index’s composition and will adjust the Fund’s holdings in order to replicate the Underlying Index, subject to the requirements set forth in the Generic Listing Standards and its Second Amended and Restated Declaration of Trust.

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

The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol "EZPZ". The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

organization

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, is the Trustee of the Trust.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

The Trust was formed and is operated in a manner such that a series is liable only for obligations attributable to such series. This means that Shareholders of the Fund are not subject to the losses or liabilities of any other series, as may be created from time to time, and shareholders of any such other series are not subject to the losses or liabilities of the Fund. Accordingly, the debts, liabilities, obligations, and expenses (collectively, “Claims”) incurred, contracted for or otherwise existing solely with respect to the Fund are enforceable only against the assets (the “Fund Assets”) of the Fund and not against any other series as may be established or the Trust generally. This limitation on liability is referred to as the “Inter-Series Limitation on Liability". The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions are met, then the debts of any particular series are enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. For the avoidance of doubt, the Inter-Series Limitation on Liability applies to each series of the Trust, including the Fund and any other series that may be established.

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

DESCRIPTION OF THE SHARES AND THE FUND

Each Share represents a fractional undivided beneficial interest in the net assets of the Fund. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Fund. All Shares are transferable, fully paid, and non-assessable. The assets of the Fund consist primarily of Digital Assets held by the Digital Asset Custodian on behalf of the Fund and cash. Creation Units are redeemed by the Fund in exchange for an amount of Digital Assets or cash equal to the amount of Digital Assets represented by the aggregate number of Shares redeemed. The Trust is not a registered investment company under the Investment Company Act and is not required to register under such act. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust and the Fund.

The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Digital Assets held by the Fund. The Digital Assets held by the Fund will only be sold (1) on an as-needed basis to pay the Fund’s expenses and to meet redemption requests, (2) in the event the Fund terminates and liquidates its assets, or (3) in connection with rebalancing the Fund’s investments in accordance with a rebalancing or reconstitution of the Underlying Index or (4) as otherwise required by law or regulation. The sale of Digital Assets by the Fund is a taxable event to Shareholders.

Under the Declaration of Trust, Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

The Sponsor may terminate the Trust or the Fund in its sole discretion. The Sponsor will give written notice of the termination of the Trust or the Fund, specifying the date of termination, to Shareholders of the Trust or the Fund, as applicable, at least 30 days prior to the termination of the Trust or the Fund. The Sponsor will, within a reasonable time after such termination, sell all of the Fund’s Digital Assets not already distributed to Authorized Participants and/or their designee redeeming Creation Units, if any, in such a manner so as to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Declaration of Trust. The Sponsor may suspend its sales of the Fund’s Digital Assets upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price. As of December 31, 2025 the Underlying Index’s constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund will not utilize leverage, derivatives or any similar instruments or transactions in seeking to meet its investment objective. Prior to December 1, 2025, the Underlying Index's only constituent Digital Assets were Bitcoin and Ether. The Underlying Index is subject to a quarterly rebalancing schedule and Underlying Index constituents may be added or removed from time to time in accordance with the Index Provider’s Index Rules and the Generic Listing Standards. The Sponsor monitors the Underlying Index’s composition and will adjust the Fund’s holdings in order to replicate the Underlying Index, subject to the requirements set forth in the Generic Listing Standards and its Second Amended and Restated Declaration of Trust.

An investment in Shares is:

Backed by Digital Assets held by the Digital Asset Custodian on behalf of the Fund.

The Shares are backed by the assets of the Fund. The Digital Asset Custodian keeps custody of all of the Fund’s Digital Assets, other than that which is maintained in the Trading Balance with the Prime Broker, in the Vault Balance. The Digital Asset Custodian keeps the private keys associated with the Fund’s Digital Assets in the Vault Balance. The hardware, software, systems, and procedures of the Digital Asset Custodian may not be available or cost-effective for many investors to access directly. A portion of the Fund’s Digital Asset holdings and cash holdings from time to time may temporarily be held with the Prime Broker, an affiliate of the Digital Asset Custodian, in the Trading Balance, in connection with creations and redemptions of Creation Units and the sale of Digital Assets to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor, and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Fund’s Digital Assets. These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s Digital Assets held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Digital Assets on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts, and can avoid the complexities of handling Digital Assets directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Exchange listed.

Although there can be no assurance that an actively traded market in the Shares will be maintained, the Shares are listed and traded on the Cboe BZX Exchange under the ticker symbol "EZPZ".

calculation of nav; valuation of Digital Assets and the cf benchmarks index

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CF Reference Rates shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of December 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	74.81%
Ether-ETH	13.78%
XRP	5.91%
Solana-SOL	3.29%
Dogecoin-DOGE	0.86%
Cardano-ADA	0.68%
Chainlink-LINK	0.39%
Stellar Lumens-XLM	0.28%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this NAV of the Fund to the extent the methodology used to calculate the Underlying Index is deemed not to be consistent with GAAP.

The CF Reference Rates employed by the Fund are calculated on each Business Day by aggregating the notional value of Digital Asset trading activity, respectively, across major spot Digital Asset platforms. The CF Reference Rates and the Underlying Index are regulated under the UK Benchmarks Regulation (“UK BMR”). The administrator of the CF Reference Rates and the Underlying Index is the Index Provider, a U.K. incorporated company, authorized and regulated by the UK Financial Conduct Authority (the “FCA”) as a registered Benchmark Administrator under the UK BMR (FRN 847100). The CF Reference Rates serve as a once-a-day benchmark rate of the U.S. dollar price of the Digital Asset on a market capitalization weighted basis, calculated as of 4:00 p.m. ET. The CF Reference Rates aggregate the trade flow of several Digital Asset exchange platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one of the corresponding Digital Assets, at 4:00 p.m. ET. Specifically, the CF Reference Rates are calculated based on the “Relevant Transactions” (as defined below) of all of its respective constituent platforms, which were, as of December 31, 2025 Coinbase, Bitstamp, Kraken, LMAX Digital, itBit, Bullish Exchange, Crypto.com, and Gemini which may change from time to time, as follows:

•
All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.

•
The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.

•
For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

•
The applicable CF Reference Rate is then determined by the equally-weighted average of the volume medians of all partitions.

Each CF Reference Rate is calculated from spot transactions, respectively, conducted on Constituent Platforms within the observation window of 3:00 p.m. to 4:00 p.m. ET, it does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the USD pairs that are reported and disseminated by a Constituent Platform through its publicly available Application Programming Interface (“API”) and observed by the Index Provider. Although the CF Reference Rates are intended to accurately capture the market price of Digital Assets, third parties may be able to purchase and sell Digital Assets on public or private markets and such transactions may take place at prices materially higher or lower than the CF Reference Rate prices.

FEES AND EXPENSES OF THE FUND

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s Fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading one or more Digital Assets for other Digital Assets). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $9,294 less waiver of $4,044. The net Sponsor’s Fee for the period post waiver was $5,250.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency); any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

There have been no extraordinary or non-routine expenses during the period presented.

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

Creation and RedemptionS of Shares

The Fund expects to create and redeem Shares on a continuous basis but only in Creation Units consisting of 50,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

For cash transactions, the Fund will engage in Digital Asset transactions for converting cash into Digital Assets (in association with purchase orders) and Digital Assets into cash (in association with redemption orders). The Fund will conduct its Digital Asset purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “Digital Asset Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Digital Asset Trading Counterparties and the Fund, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. A Digital Asset Trading Counterparty may be an affiliate of an Authorized Participant. As of December 31, 2025, in addition to the Prime Broker described above, the Trust on behalf of the Fund has entered into a Master Purchase and Sale Agreement for Digital Assets (the “Master Agreement”) with JSCT, LLC (“Jane Street”) and a Liquidity Provider Agreement with Virtu Financial Singapore Pte., Ltd. (“Virtu”) to allow the Fund to enter into spot purchase or sale transactions in Digital Assets on a principal to principal basis. Additional Digital Asset Trading Counterparties may be added in the future, subject to the discretion of the Sponsor. Virtu is under common control and ownership with Virtu Americas LLC and Jane Street is under common control and ownership with Jane Street Capital, LLC. Both Virtu Americas LLC and Jane Street Capital, LLC serve as an Authorized Participant of the Fund as of the date of this report.

Cash Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of Digital Assets attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in exchange for cash. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance of Creation Units for such purchase order (including Digital Asset network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Digital Asset Custodian according to the amounts invoiced by the Digital Asset Custodian. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the estimated cash amount (the “Creation Unit Deposit Amount”) the Authorized Participant needs to deposit and the amount of each Digital Asset (the “Creation Digital Asset Amount”) the Fund needs to purchase from the Digital Asset Trading Counterparty or through the Prime Broker. The final cash amounts will be determined after the net asset value of the Fund is struck and the Fund’s Digital Asset transactions have settled. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the Creation Unit Deposit Amount that the Authorized Participant must deliver to the Cash Custodian or Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Digital Asset Custodian or any other party.

The Creation Unit Deposit Amount necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the cash amount constituting the Creation Unit Deposit Amount and the quantity of Digital Assets constituting the Creation Digital Asset Amount as appropriate to reflect sales of Digital Assets, any loss of Digital Assets that may occur, and accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET. See “Business of the Fund - Net Asset Value” and “Business of the Fund - Valuation of Digital Assets; The CF Reference Rates” for a description of how the CF Reference Rates are determined, and description of how the Administrator determines the NAV. The Administrator will determine the Creation Unit Deposit Amount for a given day by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and determine the Creation Digital Asset Amount for a given day by dividing the Creation Unit Deposit Amount for that day by that day’s CF Reference Rates. The Creation Unit Deposit Amount and the Creation Digital Asset Amount so determined will be made available to all Authorized Participants and Digital Asset Trading Counterparties, and will be made available on the Sponsor’s website for the Shares.

On the date of the purchase order, the Fund will choose, in its sole discretion, to enter into a transaction with a Digital Asset Trading Counterparty or the Prime Broker to buy Digital Assets in exchange for the cash proceeds from such purchase order. For settlement of a creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Digital Asset Trading Counterparty or Prime Broker, as applicable, delivers the required Digital Assets pursuant to its trade with the Fund into the Fund’s Trading Balance with the Prime Broker in exchange for cash. In the event the Fund has not been able to successfully execute and complete settlement of a Digital Asset transaction by the settlement date of the purchase order, the settlement date may be delayed. With respect to a purchase order, as between the Fund and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the Digital Asset price utilized in calculating NAV on trade date and the price at which the Fund acquires the Digital Asset to the extent the price realized in buying the Digital Asset is higher than the Digital Asset price utilized in the NAV. To the extent the price realized in buying the Digital Asset is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of Digital Assets was entered into with a Digital Asset Trading Counterparty or via the Prime Broker, such party will deliver Digital Assets related to such transaction to the Fund’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

Because the Fund’s Trading Balance may not be funded with cash on trade date for the purchase of Digital Assets associated with the purchase order, the Fund may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on trade date. The extension of Trade Credits on trade date allows the Fund to purchase Digital Assets through the Prime Broker on trade date, with such Digital Assets being deposited in the Fund’s Trading Balance. For settlement of a creation, the Fund delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Fund uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Any trade financing fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

Upon the deposit by the Digital Asset Trading Counterparty or the Prime Broker of the corresponding amount of Digital Assets with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of December 31, 2025, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the paragraph above, when the Fund purchases Digital Assets, the deposit of Digital Assets will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Digital Asset Custodian pursuant to a regular end-of-day sweep process. Transfers of Digital Assets into the Fund’s Trading Balance are off-chain transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the applicable Digital Asset's blockchain. Any costs related to transactions and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are borne by the Authorized Participant (and not the Fund or its Shareholders).

The Sponsor intends to cause the Administrator to make available on each Business Day an indicative Creation Unit Deposit Amount for the next Business Day. Authorized Participants may use that indicative Creation Unit Deposit Amount as guidance regarding the amount of cash that they may expect to have to deposit with the Administrator in respect of purchase orders placed by them on such next Business Day and accepted by the Sponsor. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Sponsor, the Authorized Participant will be required to deposit with the Administrator the Creation Unit Deposit Amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of Digital Assets has been received in the Fund’s account. Disruption of services at the Prime Broker or Digital Asset Custodian would have the potential to delay settlement of the Digital Assets related to Share creations.

Digital Asset transactions that occur on the blockchain are susceptible to delays due to a Digital Asset network outage, congestion, spikes in transaction fees demanded by validators or miners, or other problems or disruptions. To the extent that Digital Assets transfer from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Digital Asset network, such Digital Assets will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

In-Kind Creation Procedures

The Fund issues Shares only in Creation Units of 50,000 or multiples thereof, based on the quantity of the Digital Assets attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities), which may be in-kind in exchange for Digital Assets (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Creation Procedures” described above). On any Business Day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Purchase orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is properly received by the Transfer Agent is considered the purchase order date.

A creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Creation Units. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each purchase order and (2) the transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance of Creation Units for such purchase order (including Digital Asset network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Digital Asset Custodian according to the amounts invoiced by the Digital Asset Custodian. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation of Creation Units are borne by the Authorized Participant.

The date the order is received will determine the amount of each Digital Asset the Authorized Participant and/or its designee needs to deposit. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

If the Sponsor (or its designee) accepts the purchase order, it will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 2:45 p.m. Eastern time on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Sponsor (or its designee) and indicating the amount of each Digital Asset that the Authorized Participant and/or its designee must deliver to the Prime Broker in exchange for each Creation Unit. Prior to the Sponsor’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s and/or its designee’s unilateral offer to deposit Digital Assets in exchange for Creation Units and will have no binding effect upon the Fund, the Sponsor, the Transfer Agent, the Digital Asset Custodian or any other party.

The amount of Digital Assets necessary for the creation of a Creation Unit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator will adjust the amount of each Digital Asset constituting the Digital Asset deposit amount as appropriate to reflect sales of Digital Asset, any loss of Digital Assets that may occur, and accrued expenses. The Administrator determines the quantity of Digital Assets associated with a creation unit for a given day by dividing the number of each Digital Asset held by the Fund as of the opening of business on that Business Day, adjusted for the amount of each Digital Assets constituting estimated accrued but unpaid fees and expenses of the Fund as of the opening of business on that Business Day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. The Digital Asset deposit amount so determined will be made available to all Authorized Participants, and will be made available on the Sponsor’s website for the Shares.

For settlement of an in-kind creation (which is generally expected to be the trade date plus one (T+1) Business Day), the Fund delivers Shares to the Authorized Participant in exchange for Digital Assets received from the Authorized Participant and/or its designee.

Upon the deposit of the corresponding amount of Digital Assets with the Fund’s account at the Prime Broker, and the payment of the applicable transaction fee, Custody Transaction Costs, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Transfer Agent will deliver the appropriate number of Creation Units to the DTC account of the depositing Authorized Participant. As of December 31, 2025, Jane Street Capital, LLC, J.P. Morgan Securities LLC and, Virtu Americas LLC and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

In connection with the above, the deposit of the Digital Assets will initially be credited to the Fund’s Trading Balance with the Prime Broker before being swept to the Fund’s Vault Balance with the Digital Asset Custodian pursuant to a regular end-of-day sweep process. Transfers of Digital Assets into the Fund’s Trading Balance may be “on-chain” or “off-chain” transactions, and transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are “on-chain” transactions represented on the Digital Assets networks. Any costs related to transactions and transfers to the Fund’s Trading Balance, as well as from the Fund’s Trading Balance to the Fund’s Vault Balance, are borne by the Authorized Participant (and not the Fund or its Shareholders).

The agreement entered into with each Authorized Participant provides that once a purchase order has been accepted by the Sponsor, the Authorized Participant and/or its designee will be required to deposit the Creation Unit Digital Asset deposit amount as determined by the Sponsor on the effective date of the purchase order.

No Shares will be issued unless and until the Prime Broker has informed the Sponsor that the corresponding amount of Digital Assets has been received in the Fund’s account. Disruption of services at the Prime Broker or Digital Asset Custodian would have the potential to delay settlement of the Digital Assets related to Share creations.

Digital Asset transactions that occur on the blockchain are susceptible to delays due to Digital Asset network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that Digital Asset transfers from the Fund’s Trading Balance to the Fund’s Vault Balance are delayed due to congestion or other issues with the Digital Asset network, such Digital Asset will not be held in cold storage in the Vault Balance until such transfers can occur.

The Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

●
the purchase order is not in proper form;
●
it would not be in the best interest of the Shareholders of the Fund;
●
the acceptance of the purchase order would have adverse tax consequences to the Fund or its Shareholders;
●
the acceptance or receipt of the purchase order would, in the opinion of counsel to the Sponsor, be unlawful; or
●
circumstances outside the control of the Fund, the Sponsor, the Marketing Agent or the Digital Asset Custodian or Cash Custodian make it, for all practical purposes, not feasible to process the order (including if the Sponsor determines that the investments available to the Fund at that time will not enable it to meet its investment objective).

None of the Sponsor, the Transfer Agent, the Digital Asset Custodian or the Cash Custodian will be liable for the rejection of any purchase order. The Fund may reject any purchase order that is not in proper form.

Cash Redemption Procedures

For cash redemptions, the Fund redeems Creation Units in exchange for cash proceeds from selling the amount of Digital Assets represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2)the transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the redemption of Creation Units for such redemption order (including Digital Asset network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Digital Asset Custodian according to the amounts invoiced by the Digital Asset Custodian. Any Digital Asset network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund may choose, in its sole discretion, to enter into a transaction with a Digital Asset Trading Counterparty or the Prime Broker, to sell Digital Assets in exchange for cash. Also on the date of the redemption order, the Fund instructs the Digital Asset Custodian to prepare to move the associated Digital Assets from the Fund’s Vault Balance with the Digital Asset Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, a Digital Asset Trading Counterparty or the Prime Broker, as applicable, delivers the cash to the Fund associated with the Fund’s sale of Digital Assets, Digital Assets are delivered to the Digital Asset Trading Counterparty’s account at the Prime Broker or directly to the Prime Broker, as applicable, and the Fund delivers cash to the Authorized Participant. In the event the Fund has not been able to successfully execute and complete settlement of a Digital Asset transaction by the settlement date of the redemption order, settlement may be delayed. With respect to a redemption order, between the Fund and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the Digital Asset price utilized in calculating the NAV on trade date and the price realized in selling the Digital Assets to raise the cash needed for the cash redemption order to the extent the price realized in selling the Digital Assets is lower than the Digital Assets price utilized in the NAV. To the extent the price realized from selling the Digital Assets is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of Digital Assets from the Fund’s Trading Balance to the Digital Asset Trading Counterparty’s account at the Prime Broker or to the Prime Broker is an “off-chain” transaction that is recorded in the books and records of the Prime Broker.

The Fund’s Trading Balance with the Prime Broker may not be funded with Digital Assets on trade date for the sale of Digital Assets in connection with the redemption order, when Digital Assets remain in the Fund’s Vault Balance with the Digital Asset Custodian at the point of intended execution of a sale of Digital Assets. In those circumstances the Fund may borrow Trade Credits in the form of Digital Assets from the Trade Credit Lender, which allows the Fund to sell Digital Assets through the Prime Broker on trade date, and the cash proceeds are deposited in the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption where Trade Credits were utilized, the Fund delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Fund will use the Digital Assets moved from the Fund’s Vault Balance with the Digital Asset Custodian to the Trading Balance with the Prime Broker to repay the Trade Credits borrowed from the Trade Credit Lender. Any trade financing fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

Transfers of Digital Assets from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on a Digital Asset's blockchain.

Digital Asset transactions that occur on the blockchain are susceptible to delays due to Digital Asset network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that Digital Asset transfers from the Fund’s Vault Balance to the Fund’s Trading Balance are delayed due to congestion or other issues with the Digital Asset networks or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, Digital Asset Custodian, Cash Custodian or the Authorized Participant’s banks would have the potential to delay settlement of the Digital Assets related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of Digital Assets for cash by the Fund, the Sponsor (or its designee) will instruct the delivery of cash to the Authorized Participant. As noted above, the Authorized Participant is responsible for the dollar cost of the difference between the value of Digital Assets calculated by the Administrator for the applicable NAV per Share of the Fund and the price at which the Fund sells Digital Assets to raise the cash needed for the cash redemption order to the extent the price realized in selling the Digital Assets is lower than the Digital Asset price utilized in the NAV. To the extent the price realized from selling the Digital Assets is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Fund’s Cash Custodian account to the Authorized Participant. The redemption distribution due from the Fund will generally be delivered on the next business day following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the cash to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of cash to the Cash Custodian in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

In-Kind Redemption Procedures

For in-kind redemptions, the Fund redeems Creation Units in exchange for Digital Assets (including any portion for which cash may be substituted, which will be conducted pursuant to the “Cash Redemption Procedures” described above) represented by the aggregate number of Shares redeemed. On any Business Day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 2:00 p.m. Eastern time, or the close of regular trading on the Exchange, whichever is earlier. The day on which an order is received properly by the Transfer Agent is considered the redemption order date.

A redemption transaction fee is imposed to offset transfer and other transaction costs that may be incurred by the Fund. The Authorized Participant shall pay to the Administrator (1) a transaction fee on each redemption order and (2)the transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the redemption of Creation Units for such redemption order (including Digital Asset network fees) (“Custody Transaction Costs”). The Administrator will reimburse any Custody Transaction Costs to the Digital Asset Custodian according to the amounts invoiced by the Digital Asset Custodian. Any Digital Asset network fees and similar transaction fees incurred in connection with the redemption of Creation Units are borne by the Authorized Participant.

On the date of the redemption order, the Fund instructs the Digital Asset Custodian to prepare to move the associated Digital Asset from the Fund’s Vault Balance with the Digital Asset Custodian to the Fund’s Trading Balance with the Prime Broker. For settlement of a redemption (which is generally expected to be the trade date plus one (T+1) Business Day), the Authorized Participant delivers the necessary Shares to the Fund, and the Fund delivers Digital Assets to the Authorized Participant and/or its designee.

Transfers of Digital Asset from the Fund’s Vault Balance to the Fund’s Trading Balance are “on-chain” transactions represented on the Digital Assets' networks.

Digital Asset transactions that occur on the blockchain are susceptible to delays due to Digital Asset network outages, congestion, spikes in transaction fees demanded by validators, or other problems or disruptions. To the extent that Digital Asset transfers from the Fund’s Vault Balance to the Fund’s Trading Balance, or to the Authorized Participant and/or its designee are delayed due to congestion or other issues with the Digital Assets' networks or the Fund’s operations, redemptions in the Fund could be delayed.

Disruption of services at the Prime Broker, Digital Asset Custodian, Cash Custodian or the Authorized Participant’s and/or its designee’s accounts/digital wallets would have the potential to delay settlement of the Digital Assets related to Share redemptions.

Upon the surrender of such Shares and the payment of the applicable transaction fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, the Sponsor (or its designee) will instruct the delivery of Digital Assets to the Authorized Participant and/or its designee.

The redemption distribution due from the Fund will be delivered once the Transfer Agent notifies the Sponsor or its delegate that the Authorized Participant has delivered the Shares represented by the Creation Units to be redeemed to the Fund’s DTC account. If the Fund’s DTC account has not been credited with all of the Shares of the Creation Units requested to be redeemed, the redemption distribution will be delayed until such time as the Transfer Agent confirms receipt of all such Shares. Once the Transfer Agent notifies the Sponsor or its delegate that the Shares have been received in the Fund’s DTC account, the Administrator instructs the Prime Broker to transfer the Digital Asset amounts from the Fund’s Trading Balance to the Authorized Participant and/or its designee. The redemption distribution due from the Fund will generally be delivered on the next Business Day (T+1) following the redemption order date if the Fund’s DTC account has been credited with the Creation Units to be redeemed. Shares can only be surrendered for redemption in Creation Units of 50,000 Shares each.

The date the order is received determines the Digital Assets to be received in exchange. Orders received after the order cutoff time on a Business Day will not be accepted and should be resubmitted on the following Business Day.

All taxes incurred in connection with the delivery of Digital Assets in exchange for Creation Units (including any applicable value added tax) will be the sole responsibility of the Authorized Participant.

Suspension of Creation or Redemption Orders

As described above, the Fund may, and upon the direction of the Sponsor shall, suspend the acceptance of purchase orders or the delivery or registration of transfers of Shares, or may, and upon the direction of the Sponsor shall, refuse a particular purchase order, delivery or registration of Shares (i) during any period when the transfer books of the Transfer Agent are closed or (ii) at any time, if the Sponsor thinks it advisable for any reason.

The Fund may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, generally or with respect to a particular redemption order as follows: (1) during any period in which regular trading on the Cboe BZX Exchange is suspended or restricted, or the Exchange is closed (other than scheduled weekend or holiday closings), (2) during any period when the Sponsor determines that delivery, disposal or evaluation of Digital Assets is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Broker, Digital Asset Custodian, Cash Custodian, Administrator, or other service providers to the Fund, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, order entry systems, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of a Digital Asset network, hacking, cybersecurity breach, or power, Internet, or a Digital Asset network outage, or similar event), (3) during such other period as the Sponsor determines to be necessary for the protection of the Shareholders, or (4) as otherwise provided in the Authorized Participant Agreement or in the Declaration of Trust. None of the Fund, the Sponsor nor the Administrator will be liable to any person or liable in any way for any loss or damages that may result from any such rejection, suspension or postponement.

The Fund may reject any redemption order that is not in proper form.

If the Fund suspends creations or redemptions, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website. Suspension of the creation or redemption of Shares could negatively impact the Shares’ liquidity and/or cause the Shares to trade at premiums and discounts, and otherwise have a negative impact on the value of the Shares.

Service Providers of the Trust

The sponsor

The Sponsor of the Trust and the Fund is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company and was formed July 21, 2021. Franklin Resources, Inc., a corporation registered under Delaware law, is the ultimate parent company of the Sponsor.

The Sponsor is responsible for establishing the Fund and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers, but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and provides any required certification for such reports. The Sponsor designates the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund. The Marketing Agent assists the Sponsor in marketing the Shares. The Marketing Agent is an affiliate of the Sponsor.

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be access free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Fund may also be found on the SEC's EDGAR database at www.sec.gov. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/41786/SINGLCLASS/franklin-crypto-index-etf/EZPZ. The information on the Fund's website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, Fund, or any series of the Trust, the Trustee or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Digital Assets or other assets of the Fund or the Trust. However, the preceding liability exclusion does not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries are indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

the trustee

CSC Delaware Trust Company, a subsidiary of the Corporation Service Company, serves as Trustee of the Trust. The Trustee’s principal offices are located at 251 Little Falls Drive, Wilmington, DE 19808. The structure of the Trust and the number and/or identity of the Trustee may be amended in the future via amendments to the Trust’s Certificate of Trust and the Declaration of Trust.

The Trustee has none of the duties or liabilities of the Sponsor. The duties of the Trustee shall be limited to (i) accepting legal process served on the Trust in the State of Delaware, (ii) the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act, and (iii) any other duties specifically allocated to the Trustee in the Declaration of Trust or agreed in writing with the Sponsor from time to time.

Liability of the trustee and Indemnification

The Trustee is not liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for a Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of its officers, affiliates, directors, employees, and agents are indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the Digital Asset custodian

The Digital Asset Custodian for the Fund’s Digital Assets holdings is Coinbase Custody Trust Company, LLC, and the Trust, on behalf of the Fund, has entered the Custodian Agreement with the Digital Asset Custodian. The Sponsor may, in its sole discretion, add or terminate Digital Asset custodians at any time. The Sponsor may, in its sole discretion, change the custodian for the Fund’s Digital Assets holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such custodians.

The Digital Asset Custodian keeps custody of all of the Fund’s Digital Assets in segregated accounts in the cold (i.e., non-networked) Vault Balance other than the Fund’s Digital Assets, which is temporarily maintained in the Trading Balance with the Prime Broker. Fund assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Digital Asset Custodian’s or its affiliates’ assets, or the assets of the Digital Asset Custodian’s other customers. The Vault Balance is held at Digital Asset blockchain addresses at which only the Fund’s assets are held. The percentage of the Fund’s Digital Assets that is held in the Cold Vault Balance will vary as dictated by business needs and there is no set percentage. The Digital Asset Custodian keeps all of the private keys associated with the Fund’s Digital Assets in cold storage (i.e., on a non-networked computer or electronic or storage device).

Cold storage is a safeguarding method by which the private key(s) corresponding to Digital Assets is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

Cold storage of private keys involves keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Digital Asset Custodian receives deposits of Digital Assets but does not send Digital Assets without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Digital Asset Custodian are involved in private key management operations, and the Digital Asset Custodian has represented that no single individual has access to full private keys.

The Trust retains audit rights with respect to the verification of the Fund’s Digital Assets. Specifically, all copies of records of Coinbase Custody are at all times during its regular business hours open for inspection and use by duly authorized officers, employees or agents of the Trust. In addition, the Digital Asset Custodian provides twice per calendar year the Trust with a copy of its Service Organizational Control (SOC) 1 and 2 reports prepared in accordance with the requirements of AT section 801, Reporting on Controls at a Service Organization or other information necessary to verify that satisfactory internal control systems and procedures are in place. Such reports include verification of the Fund’s Digital Assets. The Digital Asset Custodian’s internal audit team performs periodic internal audits over custody operations, and the Digital Asset Custodian has represented that SOC attestations covering private key management controls are also performed on the Digital Asset Custodian by an external provider.

Coinbase Global, Inc. (“Coinbase Global”) currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and intended to cover the loss of client assets held by Coinbase Insureds, including from employee collusion or fraud, theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Digital Asset Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the digital assets custodied on behalf of the Coinbase Insureds' clients, including the Fund's Digital Assets custodied by the Digital Asset Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured's customers, is not specific to the Fund or to customers holding Digital Assets with the Digital Asset Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large-scale or simultaneous incident affecting multiple Coinbase clients. Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss.

In the event of a fork, the Coinbase Entities may temporarily suspend Prime Broker Services (with or without notice to the Fund). The Coinbase Entities may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely. The Coinbase Entities are required to use commercially reasonable efforts to timely select at least one of the forked protocol branches to support and will identify such selection in a notice reasonably in advance of such fork (to the extent practicable) to provide a Fund the opportunity to arrange for the transfer of the relevant Digital Assets, which the Coinbase Entities shall use commercially reasonable efforts to accomplish in advance of such fork. Neither the Digital Asset Custodian nor the Prime Broker will have any liability, obligation or responsibility whatsoever arising out of or relating to the operation of an unsupported branch of the Digital Asset blockchain in the event of a fork. Neither the Digital Asset Custodian nor the Prime Broker support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with Digital Assets. The Trust issued a standing instruction regarding airdrops and forks to the Digital Asset Custodian consistent with the foregoing policy.

Under the Custodian Agreement, the Digital Asset Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Digital Asset Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported Digital Assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Digital Asset Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, Coinbase’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) are limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Digital Asset Custodian’s fraud or willful misconduct. The Digital Asset Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service, which result directly or indirectly from a cause or condition beyond the reasonable control of the Digital Asset Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud or willful misconduct, the Digital Asset Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Fund’s computer or other equipment, or any phishing, spoofing or other attack.

The Digital Asset Custodian Agreement forms a part of the Prime Broker Agreement, and is subject to the termination provisions in the Prime Broker Agreement. If the Digital Asset Custodian closes the Fund’s custodial account or terminates the Fund’s use of the custodial services, the Fund is permitted to withdraw Digital Assets associated with the Fund’s custodial account for a period of up to ninety days following the date of deactivation or cancellation to the extent not prohibited (i) under applicable law, including applicable sanctions programs, or (ii) by a facially valid subpoena, court order, or binding order of a government authority. The Digital Asset Custodian may not, directly or indirectly, lend, pledge, hypothecate or re-hypothecate any Fund assets in the Vault Balance and no Coinbase Entity may sell, transfer, loan, rehypothecate or otherwise alienate the Fund’s assets credited to Fund’s Trading Balance unless instructed by Client. The Vault Balance and Trading Balance are subject to the lien to secure outstanding Trade Credits in favor of the Trade Credit Lender.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Fund’s Digital Asset holdings and cash holdings from time to time may be temporarily held with the Prime Broker, an affiliate of the Digital Asset Custodian, in the Trading Balance, for certain limited purposes, in connection with creations and redemptions of Creation Units, the sale of Digital Assets to pay the Sponsor’s fee and Fund expenses not assumed by the Sponsor and for transactions meant to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Fund, but it will have no obligation whatsoever to do so or to seek any particular terms for the Fund from other such prime brokers.

Within the Fund’s Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular Digital Asset (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the Digital Assets (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Fund’s Trading Balance represents an omnibus claim on the Prime Broker’s Digital Assets (and cash) held on behalf of the Prime Broker’s customers. The Prime Broker holds the Digital Assets associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Digital Assets on behalf of its clients. There are no policies that would limit the amount of Digital Assets that can be held temporarily in the Trading Balance maintained by the Prime Broker. However, Digital Assets are only moved into the Trading Balance in connection with and to the extent of purchases and sales of Digital Assets by the Fund and such Digital Assets are swept from the Fund’s Trading Balance to the Fund’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Fund’s use of Trade Credits and early order cutoffs are also designed to limit the amount of time that any of the Fund’s Digital Assets are held in the Fund’s Trading Balance.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets are kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of Digital Assets that the Prime Broker holds for customers holding similar entitlements as the Fund which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of asset maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the Digital Assets in the Fund’s Trading Balance in cold storage or to hold any such Digital Assets in segregation, and neither the Fund nor the Sponsor can control the method by which the Prime Broker holds the Digital Assets credited to the Fund’s Trading Balance.

The Prime Broker holds Fund cash credited to the Trading Balance in one of three ways: (i) in one or more omnibus accounts in Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and Money Market Funds, in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker will title the FBO accounts it maintains with U.S. depository institutions and maintain records of Fund’s interest in a manner designed to enable receipt of Federal Deposit Insurance Corporation (“FDIC”) deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass through basis. The Prime Broker does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Coinbase Entities or to any Digital Asset held by a Prime Broker on Fund’s behalf.

To the extent the Fund sells Digital Assets through the Prime Broker, the Fund’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, as of December 31, 2025, include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as non-bank market makers (“NBMMs”). The Prime Broker has represented to the Fund that it is unable to name the NBMMs due to confidentiality restrictions.

the cash custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any all losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct or reckless disregard of its duties under the Custody Agreement. The Trust, on behalf of the Fund, will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Franklin Distributors, LLC is the Marketing Agent of the Fund. The Marketing Agent is an affiliate of the Sponsor and has its principal address at One Franklin Parkway, San Mateo, CA 94403-1906.

The Marketing Agent and its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Marketing Agent is responsible for marketing the Fund and the Shares on a continuous basis. Among other things, the Marketing Agent assists the Sponsor in: (1) developing a marketing plan for the Fund on an ongoing basis; (2) preparing marketing materials regarding the Shares, including the content on the Fund’s website; (3) executing the marketing plan for the Fund; (4) conducting public relations activities related to the marketing of Shares; and (5) incorporating bitcoin into its strategic and tactical exchange-traded fund research.

authorized participants

Creation Units are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Units and for the delivery of cash in connection with such creations or redemptions. As of December 31, 2025, Jane Street Capital, LLC, J.P. Morgan Securities LLC, Virtu Americas LLC, and Goldman Sachs & Co. LLC have each executed an Authorized Participant Agreement and are the only Authorized Participants. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. See “Creations and Redemptions” for more details.

Taxation of the trust

The Trust is organized and will be operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. Notwithstanding the Trust’s status as a statutory trust and the Fund’s status as a series of the Trust, due to the nature of its activities the Fund will not be classified as a trust for U.S. federal income tax purposes, but rather intends to be treated as a partnership for such purposes. The Fund’s Shares are listed and traded on the Cboe BZX Exchange. The Fund is operating as a “publicly traded partnership” under section 7704 of the Internal Revenue Code. In the case of an entity not registered under the Investment Company Act of 1940 as amended, (such as the Fund) and not meeting certain other conditions, however, an exception to this general rule applies if at least 90% of the entity’s gross income is “qualifying income” for each taxable year of its existence (the “qualifying income exception”). For this purpose, qualifying income is defined as including, in pertinent part, interest (other than from a financial business), dividends, and gains from the sale or disposition of capital assets held for the production of interest or dividends.

In the case of a partnership of which a principal activity is the buying and selling of commodities other than as inventory or of futures, forwards and options with respect to commodities, “qualifying income” also includes income and gains from commodities and from such futures, forwards, options, and, provided the partnership is a trader or investor with respect to such assets, swaps and other notional principal contracts with respect to commodities.

There is very limited authority on the U.S. federal income tax treatment of the Digital Assets. The Fund intends to take the position that the Digital Assets qualify as commodities. Shareholders should be aware that the Fund’s position is not binding on the IRS, and no assurance can be given that the IRS will not challenge the Fund’s position, or that the IRS or a court will not ultimately reach a contrary conclusion, which would result in the material adverse consequences to Shareholders and the Fund discussed below.

The Fund’s taxation as a partnership rather than a corporation will require the Sponsor to conduct the Fund’s business activities in such a manner that it satisfies the requirements of the qualifying income exception on a continuing basis. No assurances can be given that the Fund’s operations for any given year will produce income that satisfies these requirements.

If the Fund failed to satisfy the qualifying income exception in any year, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery (in which case, as a condition of relief, the Fund could be required to pay the government amounts determined by the IRS), the Fund would be taxable as a corporation for U.S. federal income tax purposes and would pay U.S. federal income tax on its income at regular corporate tax rates. In that event, Shareholders would not report their share of the Fund’s income or loss on their tax returns. Distributions by the Fund (if any) would be treated as dividend income to the Shareholders to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of a Shareholder’s basis in the Shares (thus reducing the Shareholder´s basis), and thereafter, to the extent such distributions exceed the Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Accordingly, if the Fund were to be taxable as a corporation, it would likely have a material adverse effect on the economic return from an investment in the Fund and on the value of the Shares.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

The Sponsor has analyzed the tax positions as of December 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability. See "Risk Factors--U.S. Federal Income Tax Considerations".

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

Summary Risk Factors

Risk Factors Related to Digital Assets

●
The trading prices of many digital assets, including Digital Assets, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●
The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of the Digital Assets, including the fact that the Digital Assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Digital Asset’s blockchain.

●
Digital Assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Digital Assets.

●
Smart contracts, including those relating to decentralized finance (“DeFi”) applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for Digital Assets or cause a wider loss of confidence in the Digital Asset’s networks, either of which could have an adverse impact on the value of the Digital Assets.

●
Changes in the governance of a digital asset network may not receive sufficient support from users and miners or validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

●
A temporary or permanent “fork” could adversely affect the value of the Shares.

●
Competition from the emergence or growth of alternative digital assets and smart contracts platforms could have a negative impact on the demand for, and price of, Digital Assets and thereby adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

●
The value of the Shares relates directly to the value of the Digital Assets, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●
The Fund’s fee structure relative to other competitor Digital Asset products, among other factors, could have a detrimental effect on the scale and sustainability of the Fund.

●
The Underlying Index has a limited performance history, and could experience calculation or other errors, in which case the Underlying Index price could fail to track the Digital Asset prices, which could adversely affect the value of the Shares.

●
The prices used to calculate the value of the Fund’s Digital Asset holdings may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Fund and the Shares

●
If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the NAV of the Fund may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●
The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants and/or their designees or Digital Asset Trading Counterparties.

●
Security threats to the Fund’s account at the Digital Asset Custodian could disrupt or halt Fund operations and result in the loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

●
Digital Asset transactions are irrevocable and stolen or incorrectly transferred Digital Assets may be irretrievable. As a result, any incorrectly executed Digital Asset transactions could adversely affect the value of the Shares.

●
If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or Digital Asset Trading Counterparty agreement (as defined below) is terminated or the Digital Asset Custodian, Prime Broker, Index Provider, an Authorized Participant or an Digital Asset Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or Digital Asset Trading Counterparty, which could pose a challenge to the safekeeping of the Fund’s Digital Assets, and the Fund’s ability to create and redeem Shares and continue to operate may be adversely affected.

●
Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

●
The Fund is a passive investment vehicle and the Sponsor will not actively manage the Digital Assets held by the Fund, instead the Fund will hold investments that track the Underlying Index regardless of current or projected performance of the Underlying Index or of the actual Digital Assets held.

●
The success of the Fund depends on the development and commercialization of the Underlying Index, which is a highly competitive industry, and the Fund may not be commercially successful.

●
In the event that additional digital assets are added to the Underlying Index and the Fund is unable to hold these digital assets for any reason, there will be a divergence between the performance of the Fund and the Underlying Index. This divergence will result in discrepancies between the Fund’s NAV and the Underlying Index’s price movements, impacting the Fund’s ability to accurately track the Underlying Index and to achieve its investment objective. Investors should be aware that such correlation risks would affect the Fund’s effectiveness in seeking to track the Underlying Index.

Risk Factors Related to the Regulation of the Fund and the Shares

●
Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Digital Assets and, consequently, of the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Digital Assets, mining activity, validation activity, digital wallets, the provision of services related to trading and custodying Digital Assets, the operation of the Digital Asset networks, or the Digital Asset markets generally.

●
If regulators subject the Fund, or the Sponsor, to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

●
Regulatory changes or interpretations could obligate an Authorized Participant, the Fund, the Trust, the Sponsor or other Fund service providers to register and comply with new regulations, resulting in potentially extraordinary or nonrecurring expenses to the Fund.

●
The treatment of digital currency for U.S. federal, state and local income tax purposes is uncertain.

Risk Factors Related to Digital Assets

The Fund will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

The Sponsor does not currently plan to engage in staking of the Fund’s Digital Assets as of the date of this report. Foregoing potential returns from staking activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding applicable Digital Assets directly by virtue of giving up staking as a source of return when an investor holds the Shares.

The trading prices of many digital assets, including the Digital Assets, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including the Digital Assets, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including the Digital Assets, over the course of 2021, and multiple market observers assert that digital assets were experiencing a "bubble". These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Digital Assets’ history, including in 2021-2023. As of the date of this report, digital asset prices continued to fluctuate in 2025. For example, over the past nine years (using data ending December 31, 2024), bitcoin has exhibited a historical annualized volatility of 56% and maximum annual price decrease of -73.8% and ether has exhibited a historical annualized volatility of 88% and maximum annual price decrease of -82.4%, both occurring in 2018.

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of Digital Assets and the Fund's Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring digital assets, to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to the Digital Assets or other digital assets may negatively and significantly impact the price of the Digital Assets and the Fund's Shares.

The exact timeline and impact of these recent regulatory developments on the Fund's business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Fund, its service providers or to the digital asset industry as a whole. Although the SEC recently approved orders to permit in-kind creations and redemptions by authorized participants for certain spot digital asset ETP shares, it is not clear whether and how market participants, including registered broker-dealers, will adjust their activities to account for the new orders.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (‟FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the ‟2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including the Digital Assets, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Fund, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of the Digital Assets and other digital assets, including a depreciation in value. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. This means that the Sponsor does not speculatively sell Digital Assets at times when its price is high, or speculatively acquire Digital Assets at low prices in the expectation of future price increases.

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of Digital Assets, including the fact that digital assets are bearer instruments and loss, theft, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the Digital Asset’s blockchains.

Digital assets were introduced only recently, (the first digital asset, bitcoin, was launched in 2009), and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Digital asset networks, such as the Digital Asset’s peer-to-peer network and associated blockchain ledger, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because the Digital Assets are digital assets, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

●
Digital Assets are controllable only by the possessor of both the unique public key and private key or keys relating to the Digital Asset network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●
Digital Asset networks are dependent upon the internet. A disruption of the internet or a Digital Asset network, would affect the ability to transfer digital assets and, consequently, their value.

●
The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a Digital Asset’s network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.

●
Governance of the networks, including the Digital Asset’s networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of each network, which may stymie the network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on each network, especially long-term problems.

●
The foregoing notwithstanding, each Digital Asset’s network’s protocol is informally overseen by a collective of core developers who, along with members of the Digital Asset community, can introduce proposals. For example, Ethereum developers can introduce Ethereum Improvement Proposals (“EIPs”), for updating the respective Digital Asset’s network. The core developers evolve over time, largely based on self-determined participation. Additionally, a fork may affect the value of a Digital Asset. For example, an Ethereum client (“Ethereum Client”) is a software application that implements the Ethereum network specification and communicates with the Ethereum network. A “node” is a computer or other device that has downloaded the Ethereum Client and is connected to other computers also running the Ethereum Client software, together forming the Ethereum network. To the extent that node operators update their individual Ethereum Client to new specifications, the Ethereum network could be subject to changes that may adversely affect the value of ether. In addition, if a Digital Asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●
Over the past several years, digital asset validator and mining operations have evolved from individual users to “professionalized” validating and mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating and/or mining operations are not sufficiently high, including due to a decline in the market price of digital assets, a decrease in transaction fees for validating activities, an increase in electricity costs for mining activities, or if mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), validators and miners are more likely to immediately sell tokens earned by validating and mining, respectively, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●
To the extent that any validators or miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on a Digital Asset's blockchain until a block is validated or mined by a validator or miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed.

●
Many digital asset networks, including the Digital Asset networks, face significant scaling challenges and may periodically be upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective or may result in unforeseen problems or issues, and such upgrades may fail, resulting in potentially irreparable damage to the Digital Asset networks and the corresponding value of the Digital Asset.

●
The open-source structure of many digital asset network protocols, such as the protocol for the Digital Asset’s networks, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Digital Asset's network could damage that network.

●
Moreover, in the past, bugs, defects, and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Ethereum network, Ethereum Client or Decentralized Application (“DApp”) and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, in May 2023, the main Ethereum network itself reportedly suffered outages or bugs that for a short time prevented transactions from finalizing and being recorded in blocks twice in two days. Major Ethereum Clients which nodes use to access the Ethereum network, such as Geth, Besu and Nethermind, have in the past suffered outages or disruptions due to bugs. For more on an unplanned fork involving Geth clients, see “-A temporary or permanent “fork” could adversely affect the value of the Shares". The cryptography underlying the Digital Asset networks, or a Digital Asset as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Digital Asset networks or take the Fund’s a Digital Assets, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Digital Asset networks may be negatively affected. Such losses of functionality could lead to the Digital Asset networks losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for a Digital Assets. Even if another digital asset other than a Digital Assets were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

●
The Ethereum network has been in the process of implementing a series of software upgrades and other changes to its protocol, which were previously referred to collectively as “Ethereum 2.0” and some of which were implemented during 2022, such as the Bellatrix and Paris planned forks (defined below) that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (the “Merge”). These upgrades have resulted in, and are expected to continue to result in, changes to the Ethereum network. Many of the contemplated upgrades to the Ethereum network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as “the Merge,” which was completed in September 2022, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of ether and the value of the Shares. One completed upgrade is known as the “Shanghai” upgrade, which allows users to unstake their ether and remove it from the relevant smart contract. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid ether becomes unlocked and sold, which could increase volatility in ether prices or have a material adverse effect on the value of ether and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Ethereum network or greater reliance so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of ether, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks. See“-A temporary or permanent “fork” could adversely affect the value of the Shares” for additional information.

●
The Ethereum network is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of ether as well as other Ethereum network protocols. For example, the Ethereum network has on three occasions reduced the quantity of ether rewarded per block and may make additional changes in the future, see “Overview of the Ethereum Industry-Creation of New Ether” for additional information. The open-source nature of many digital asset network protocols, such as the protocol for the Ethereum network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the Ethereum network does not successfully develop its policies on supply and issuance and other major design decisions, or does so in a manner that is not attractive to network participants, it could lead to a decline in adoption of the Ethereum network and price of ether.

●
Decentralized application and smart contract developers depend on being able to obtain Digital Assets to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require a Digital Asset in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for Digital Assets. Digital Assets price volatility (particularly where a Digital Asset's prices increase), or the Digital Asset’s network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using a Digital Asset's network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon a Digital Asset's blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of the Digital Assets could be negatively affected.

Moreover, because digital assets, including the Digital Assets, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of Digital Assets.

The first digital asset, bitcoin, was launched in 2009. The Ethereum network launched in 2015 (though some ether was sold in a pre-mine in 2014). Ether, along with bitcoin, was one of the first cryptographic digital assets to gain global adoption and critical mass. In general, digital asset networks, including the Digital Asset’s networks and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Digital Assets are only selectively accepted as a means of payment by retail and commercial outlets, and use of Digital Assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for Digital Asset transactions; process wire transfers to or from digital asset platforms, a Digital Asset-related companies or service providers; or maintain accounts for persons or entities transacting in a Digital Asset. As a result, the prices of Digital Assets may be influenced to a significant extent by speculators (including miners), thus contributing to price volatility that makes retailers less likely to accept Digital Assets in the future.

●
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as a Digital Asset, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually. Further, the lack of availability of banking services could prevent the Fund from being able to complete creations and redemptions of Creation Units, the timely liquidation of a Digital Asset and withdrawal of assets from the Digital Asset Custodian even if the Sponsor determined that such liquidation was appropriate or suitable, or otherwise disrupt the Fund’s operations.

●
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, including the Digital Asset networks. For example, some prominent contributors to the Ethereum network have proposed the concept of “privacy pools,” zero-knowledge proofs, and other privacy-preserving features. If any such features are introduced to the Ethereum network, any platforms or businesses that facilitate transactions in ether may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

●
Users, protocol and application developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Digital Asset networks.

The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. This means that the Sponsor does not speculatively sell Digital Assets at times when its price is high, or speculatively acquire Digital Assets at low prices in the expectation of future price increases.

Changes in the governance of a digital asset network may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Digital Asset networks, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Digital Asset networks, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of nodes, users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Potential amendments to Digital Asset networks' protocols and software could, if accepted and authorized by the applicable Digital Asset's network community, adversely affect an investment in the Fund.

Digital Asset networks use cryptographic protocols to govern the interactions within such networks. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to Digital Assets on Github.com. The core developers can propose amendments to a Digital Asset network’s source code that, if accepted by nodes, validators and users, could alter the protocols and software of the Digital Asset network and the properties of Digital Assets. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new Digital Assets or changes to the Digital Asset supply, which could undermine the appeal and market value of Digital Assets. Alternatively, software upgrades and other changes to the protocols of the Digital Asset networks could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Digital Asset network or Digital Assets. As a result, the Digital Asset networks could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Fund.

The open-source structure of Digital Asset network protocols means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing Digital Asset network protocols. A failure to properly monitor and upgrade the Digital Asset network protocols could damage the Digital Asset networks and an investment in the Fund.

The Digital Asset networks operate based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to the Digital Asset’s network development. As Digital Assets are not sold on an ongoing basis to generate revenue to support development activity, and the Digital Asset network protocols themselves are made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Digital Asset network protocols. Consequently, there is a lack of financial incentive for developers to maintain or develop the Digital Asset networks and the core developers may lack the resources to adequately address emerging issues with the Digital Asset network protocol. Although the Digital Asset networks are currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Ethereum network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Ethereum network. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ether. In the event a high-profile contributor to the Digital Asset’s networks, such as Vitalik Buterin, is perceived as no longer able to contribute to the network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of the Digital Assets, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Digital Asset’s network. In addition, a bad actor could also attempt to interfere with the operation of the Digital Asset’s network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Digital Asset’s network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the network and an investment in the Fund may be adversely affected.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of December 31, 2024, the Ethereum network handled approximately 12 transactions per second (according to YCharts). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin and Ethereum networks have been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all-time high. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the Bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of May 22, 2023, bitcoin transaction fees were averaging $3.82 per transaction. From April 30, 2023 to April 30, 2024, ether transaction fees decreased from $9.52 per ether transaction, on average, to a high of $3.83 per transaction, on average.

As of December 30, 2024, ether transaction fees were $2.27 per transaction, on average. In contrast, on November 5, 2025, the Solana Network handled approximately 3,000 transactions per second. (Source: Solana.com). Since inception, transaction fees on the Solana Network have comprised of a fixed base fee of 0.000005 Solana per transaction, plus a variable fee component based on the computation resources used during the transaction as well as aggregate network activity. Solana holders can also pay an additional prioritization fee to expedite their transaction. Increased fees and decreased settlement speeds could preclude certain uses for Digital Assets (e.g., micropayments), and could reduce demand for, and the price of, Digital Assets, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in the Merge. The Merge amended the Ethereum network’s consensus mechanism to a process known as proof-of-stake, and was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed - and energy expended - to validate each block compared to proof-of-work. See “Overview of the Ethereum Industry-Creation of New Ether” and “-Modifications to the Ethereum Protocol” for additional information.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues - such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand - have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Layer 1 Ethereum network by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as “decentralized applications” or “DApps,” whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Ethereum network and then post the data, typically in batches, back to the Layer 1 Ethereum network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Ethereum network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Ethereum network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Ethereum network runs in parallel with the existing Layer 1 Ethereum network and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Digital Asset’s network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Digital Asset’s networks to not adequately resolve scaling challenges and adversely impact the adoption of Digital Assets and the Digital Asset’s network and the value of the Shares. There is no guarantee that any potential scaling solution, such as whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the Layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares of the Fund.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

The largest Digital Assets wallets are believed to hold, in aggregate, a significant percentage of the Digital Assets in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Digital Assets, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Digital Assets. For example, as of January 7, 2025 the largest 100 bitcoin wallets held approximately 15.03% of the bitcoin in circulation, the largest 100 ether wallets held approximately 68.15% of the ether in circulation.

If the digital asset award or transaction fees for recording transactions on the Digital Asset’s networks are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners or validators may cease expanding mining or validating power or demand high transaction fees, which could negatively impact the value of Digital Assets and the value of the Shares.

In 2021, the Ethereum network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to ether validators in such a manner that reduced the total net issuance of ether fees paid to validators. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Digital Asset’s networks are not sufficiently high to incentivize miners or validators, or if certain jurisdictions continue to limit or otherwise regulate mining or validating activities, miners and validators may cease expending mining or validating power to mine or validate blocks and confirmations of transactions on the Digital Asset’s blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●
Over the past several years, digital asset mining operations, including those mining bitcoin, have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of the relevant digital asset issued as a mining reward, or if digital asset mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), digital asset miners are more likely to immediately sell tokens earned by mining or sell more such digital assets than they otherwise would, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●
Currently, the reward earned by miners for mining a block on the Bitcoin network is 3.125 bitcoins. This reward size is reduced by 50% every 210,000 blocks, which occurs roughly every 4 years. The prior reward halving event occurred in April 2024. The reduction in mining rewards of bitcoin could be inadequate to incentivize miners to continue to perform mining activities, thereby jeopardizing the security of the Bitcoin network, which could harm the value of the Shares.

●
A reduction in the processing power expended by validators on the Ethereum network and miners on the Bitcoin network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “-If a malicious actor or botnet obtains control of more than 33% of the validating stake on the Ethereum network or more than 50% of the processing power on the Bitcoin network, or otherwise obtains control over a Digital Asset network through its influence over core developers or otherwise, such actor or botnet could delay or manipulate a Digital Asset blockchain, which could adversely affect the value of the Shares or the ability of the Fund to operate”.

●
Miners and validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners or validators demand higher transaction fees for recording transactions in the Digital Asset blockchain or a software upgrade automatically charges fees for all transactions on the Digital Asset as a means of payment. Alternatively, miners or validators could collude in an anti-competitive manner to reject low transaction fees on the Digital Asset network and force users to pay higher fees, thus reducing the attractiveness of the Digital Asset network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin and Ethereum network, the value of Digital Assets and the value of the Shares.

●
To the extent that any miners or validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Digital Asset’s blockchain until a block is mined or validated by a miner or validator who does not require the payment of transaction fees or is willing to accept a lower fee. Also, some miners have financed the acquisition of mining equipment or the development or construction of infrastructure to perform mining activities by borrowing. If such miners experience financial difficulties and are unable to pay back their borrowings, their mining capacity could become unavailable to the network, which could conceivably result in disruptions in recording transactions on the network. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Digital Asset’s networks and could prevent the Administrator from completing transactions associated with the day-to-day operations of the Fund, including creations and redemptions with Authorized Participants.

●
During the course of the block validation processes, validators exercise the discretion to select which transactions to include within a block and in what order to include these transactions. Beyond the standard block reward and transaction fees, validators have the ability to extract what is known as Maximal Extractable Value (“MEV”) by strategically choosing, reordering, or excluding certain transactions during block production in return for increased transaction fees or other forms of profit for such validators. In blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum network, users may attempt to gain an advantage over other users by offering additional fees to validators for effecting the order or inclusions of transactions within a block. Certain software solutions, such as MEV Boost by Flashbots, have been developed which facilitate validators and other parties in the ecosystem in capturing MEV. The presence of MEV may incentivize associated practices such as sandwich attacks or front running that can have negative repercussions on DeFi users. A “sandwich attack” is executed by placing two transactions around a large, detected transaction to capitalize on the expected price impact. For instance, a market participant might identify a sizable transaction within the publicly visible so-called memory pool (“mempool”) of pending but unexecuted transactions awaiting validation that will significantly alter an asset’s price on a decentralized exchange. The participant could then for example orchestrate a transaction bundle: one transaction to acquire the asset prior to the detected transaction, followed by the large transaction itself, and a final transaction to sell the asset after the market price has increased due to the large transaction’s execution. Such transaction bundles can be submitted to validators through mechanisms like MEV-Boost, with validators receiving a share of the profits as an incentive to include the specific transaction bundle in the block. In the context of MEV, “front running” is said to occur when a user spots a transaction in the mempool and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction that is still in the mempool. MEV may also compromise the predictability of transaction execution, which may deter usage of the network as a whole. Although based on widely available information given that transactions in the mempool are publicly visible, any potential perception of MEV as unfair manipulation may also discourage users and other stakeholders from engaging with DeFi protocols or the Ethereum network in general. In addition, it is possible regulators or legislators could enact rules which restrict practices associated with MEV, which could diminish the popularity of the Ethereum network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of ether and the value of the Shares.

●
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed. This could adversely affect the price of the Digital Asset and the value of the Shares.

If a malicious actor or botnet obtains control of more than 33% of the validating stake on the Ethereum network or more than 50% of the processing power on the Bitcoin network, or otherwise obtains control over a Digital Asset’s network through its influence over core developers or otherwise, such actor or botnet could delay or manipulate a Digital Asset blockchain, which could adversely affect the value of the Shares or the ability of the Fund to operate.

All networked systems are vulnerable to various types of attacks. As with any computer network, the Ethereum network contains certain flaws. For example, the Ethereum network is currently vulnerable to several types of attacks, including:

●
“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the staked ether, a malicious actor could cause a temporary fork in the blockchain. This is believed to be temporary, as the Ethereum network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). However, it is not believed that with 33% control, a malicious actor could engage in double-spending or fraudulent block propagation.

●
“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the staked ether, a malicious actor would be able to gain full control of the network and the ability to manipulate the blockchain, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.

●
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the staked ether, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Ethereum network or processing power dedicated to mining on the Bitcoin network, it may be able to alter a Digital Asset's blockchain on which transactions in Digital Assets rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the processing or validating power on a Digital Asset network or the Digital Asset community did not reject the fraudulent blocks as malicious, reversing any changes made to the Digital Asset blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked ether on the Ethereum network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without a 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down a Digital Asset's network (similar to a denial of service attack).

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the Bitcoin network could negatively impact the value of bitcoin and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the proof-of-stake Ethereum network, which could negatively impact the value of ether and the value of the Shares. Any similar attacks on the Bitcoin network could negatively impact the value of bitcoin and the value of the Shares.

Although there are no known reports of malicious activity on, or control of, the Ethereum networks, it is possible that certain groups of coordinating or connected ether holders may together have more than 50% of outstanding ether, which if staked and if the users run validators, would permit them to exert authority over the validation of ether transactions. This risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of ether, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum network will increase, which may adversely affect the value of the Shares. See also “Liquid staking applications pose centralization concerns” below.

Additionally, although there are no known reports of malicious activity on, or control of, the Bitcoin network, it is believed that certain mining pools may have exceeded the 50% threshold on the Bitcoin network since the Bitcoin blockchain’s genesis block was mined in 2009, and others have come close. The possible crossing or near-crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. Also, there have been reports that two mining pools recently controlled in excess of 50% of the aggregate mining power on the Bitcoin network and may do so now or in the future. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect the value of the Shares. Also, if miners experience financial or other difficulties on a large scale and are unable to participate in mining activities, whether due to a downturn in the Bitcoin market or other factors, the risks of the Bitcoin network becoming more centralized could increase.

A malicious actor may also obtain control over the a Digital Asset's network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that nodes, users and miners or validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Digital Asset network, the risk that a malicious actor may be able to obtain control of the Digital Assets network in this manner exists. Moreover, it is possible that a group of ether holders that together control more than 50% of outstanding ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control more than 50% of outstanding ether, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Ethereum network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

Furthermore, Digital Assets may be subject to supply chain attacks, in which hackers target third-party components, services or software that a digital asset network relies on instead of attacking the network itself. For example, in April 2025, a malware attack was discovered in a widely used open-source JavaScript library associated with the XRP Ledger. The malicious code was inserted through a supply chain vulnerability and had the potential to compromise applications built using the affected library. While the core XRP Ledger protocol and validator infrastructure were not directly compromised, some third-party applications that integrated the compromised library may have been exposed to risks, including unauthorized access to user data and disruption of application functionality. The vulnerability was identified and remediated by the developer community shortly after discovery, and no material exploitation of the malware has been publicly confirmed. However, the incident highlights the XRP Ledger's reliance on third-party software components. Future incidents of a similar nature could adversely affect confidence in the XRP Ledger, disrupt applications that interface with the XRP Ledger, impair network reliability, or otherwise negatively impact the value of the Shares or the Fund's ability to operate.

Liquid staking applications pose centralization concerns.

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferrable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares.

From time to time, developers of the Digital Asset’s networks may suggest changes to their software. If a sufficient number of users elect not to adopt the changes, depending on the Network, a new digital asset, operating on the earlier version of the software, may be created. This is often referred to as a "fork".

For example, a significant upcoming planned hard fork on the Solana network—referred to as “Alpenglow”—was announced by the core developers in May 2025 and aims to reduce transaction finality time and enhance network security.

As another example, the Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client, and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks (referred to as “planned forks” because they take place through a formal process).

In the case of planned forks, the core developers, including those associated with or funded by the Ethereum Foundation, are able to access and alter the Ethereum network source code and, as a result, they are typically responsible for proposing quasi-official or widely publicized releases of updates and other changes to the Ethereum network’s source code called EIPS. Any user can propose an idea for modifying the Ethereum network’s source code, and the core developers are responsible for merging the proposed idea into the EIP repository GitHub, where it formally becomes an EIP. However, the release of proposed updates to the Ethereum network’s source code by core developers does not guarantee that the updates will be adopted. The developers of each Ethereum Client must agree to implement the EIP’s changes to the Ethereum network in the source code for their respective client software, nodes must accept the changes made available by the developers of the Ethereum Client software they use by choosing to individually download the modified Ethereum Client software, and ultimately a critical mass of validators and users - such as DApp and smart contract developers, as well as end users of DApp and smart contracts, and anyone else who transacts on the Ethereum blockchain or Ethereum network - must support the shift, or the upgrades will lack adoption.

Typically in the case of a planned fork, once the EIPs are formally introduced by being merged into the EIP repository on GitHub, a robust debate within the Ethereum community as to the advisability of the proposed change ordinary follows. Assuming the core developers at the protocol level and the developers of individual Ethereum Clients reach a broad consensus among themselves in favor of introducing the change into the respective source code they are responsible for developing and maintaining, the source code modification will be introduced and made available to download. A modification of the Ethereum network’s source code is only effective with respect to the Ethereum nodes that download it and modify their Ethereum Clients accordingly, and in practice such decisions are heavily influenced by the preferences of validators and users. Typically, after a modification is introduced and if a sufficiently broad critical mass of users and validators support the modification and nodes download the modification into their individual Ethereum Clients, the change is implemented and the Ethereum network continues to operate uninterrupted, assuming there are no software issues (e.g., bugs, outages, etc.). However, if less than a sufficiently broad critical mass (in practice, amounting to a substantial majority) of users and validators support the proposed modification and nodes refuse to download the modification to their Ethereum Clients, and the modification is not backwards compatible with the Ethereum blockchain or network or the Ethereum Clients of nodes prior to their modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group of nodes running the pre-modified software, with users and validators continuing to use the pre-modified software, while the other group would adopt and run the modified software. The effect of such a hard fork would be the existence of two versions of the Ethereum network running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. In practice, in a hard fork, the two networks would compete with each other for developers, node operators, users, validators, and adoption, potentially to their mutual detriment (for example, if the number of validators on each network is too small leading to security concerns, as discussed below, or if the number of users on each is reduced compared to the number of users of the single pre-fork blockchain network). Debates relating to hard forks can be contentious and hard fought among network participants, and can lead to ill will. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the total on either network, thereby making them both more susceptible to attack.

A future fork in the Ethereum network could adversely affect the value of the Shares or the ability of the Fund to operate. A fork could also adversely affect the price of ether at the time of announcement or adoption or subsequently. The announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. For example, following the DAO hack in July 2016, holders of ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of ether rose from $11.65 on July 15, 2016, to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined (as discussed further below). By comparison, when Bitcoin Cash forked from the Bitcoin network, the value of bitcoin went from $2,800 to $2,700. Examples listed above are for illustrative purposes only. Price movements of digital assets subject to or resulting from a hard fork cannot be predicted in advance. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Ethereum network could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, while the Sponsor will, as permitted by the terms of the Declaration of Trust, determine which network is generally accepted as the Ethereum network and should therefore be considered the appropriate network for the Fund’s purposes, and there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

On March 13, 2024, the Ethereum network underwent a planned fork called “Dencun” implementing a series of EIPs. EIP 4844, which some commentators perceive to be the most significant EIP within the Dencun series, is intended to improve the economics of Layer 2s by reducing transaction fees for Layer 2s who batch transactions executed on the Layer 2s and upload them as a batch (or as a single proof) onto the main Layer 1 Ethereum network. Among other objectives, the Dencun software upgrade was designed to provide Layer 2 scaling solutions a designated storage space on the Layer 1 Ethereum network, called Binary Large Objects (“blobs”), which attach large data chunks to transactions on the Layer 1 Ethereum network and are recorded on its blockchain. The data in blobs become inaccessible on the Layer 1 Ethereum network after a temporary period of time (three weeks), unlike the previous method of storing batched data from Layer 2s on the Layer 1 Ethereum network, which was stored permanently. The cost of accessing the temporary storage in blobs is expected by proponents of the Dencun upgrade to be substantially lower than the cost of storing the data on the Ethereum Layer 1 network permanently, making Layer 2s more cost-efficient to operate and, some commentators hope, making them more attractive as a scaling solution. Immediately following the upgrade, some Layer 2s reportedly experienced reduced transaction fees when batching transactions to the main Layer 1 Ethereum network, which in turn lowered the transaction costs for executing transactions on such Layer 2s, but this also is believed to have resulted in ether prices (ether being the native asset of the Layer 1 Ethereum network) dropping as well due, in part, to the reduced demand for ether to pay the transaction costs of recording data on the Layer 1 Ethereum network. Decreased ether prices could have an adverse effect on the value of the Shares. Additionally, some Layer 2s, such as Blast, reportedly experienced outages and other disruptions in the aftermath of the Dencun upgrade, which in the case of Blast halted block production on the Blast Layer 2 blockchain for a period of time, though it was reportedly restored afterward. As with any change to software code, planned forks such as Dencun could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, security risks, problematic incentive structures, or otherwise fail to work as intended or achieve the expected benefits that proponents hope for in the short term or the long term, which could also have an adverse effect on adoption of the Ethereum network and the value of ether, and therefore the Shares.

In September 2022, the Ethereum network transitioned to a proof-of-stake consensus model, in an upgrade referred to as the "Merge". Following the Merge, a hard fork of the Ethereum network occurred, as a small number of Ethereum validators and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network, which is not backwards-compatible with the Ethereum Layer 1 blockchain, is considered a forked branch and was rebranded as “Ethereum Proof-of-Work". To the extent significant developer talent, users or validators abandon the Ethereum Layer 1 network and adopt the Ethereum Proof-of-Work blockchain instead, the value of the Shares could be adversely affected. The Merge occurred on September 15, 2022 and the price of ether decreased by approximately 17.4% from September 12, 2022 to September 16, 2022, the day after the Merge.

As illustrated by Dencun and the Merge, the Ethereum network regularly implements planned forks in an effort to achieve its development roadmap, advance the scalability process, and to improve the network generally. For example, in connection with the Ethereum development roadmap, the Ethereum network executed planned forks to transition from the initial Frontier development stage into the Homestead development stage in 2016; to transition from the Homestead development stage to the first sub-stage, Byzantium, of the Metropolis development stage in 2017; to transition from the Byzantium sub-stage to the St. Petersburg sub-stage in early 2019; and to transition from the St. Petersburg sub-stage to the Istanbul sub-phase, in late 2019. In April 2021, the Ethereum network underwent the Berlin and Altair planned forks, among others. In 2022, Ethereum underwent the Bellatrix and Paris planned forks in connection with the Merge. In 2023, Ethereum underwent the Capella and Shanghai planned forks (collectively, “Shapella”), which enabled withdrawals of staked assets to the Ethereum Layer 1 blockchain mainnet for the first time (they had previously been locked on the Beacon Chain testnet following the Merge). Any of these or future planned forks could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Ethereum network’s nodes, users, validators, or the Ethereum network as a whole, or otherwise adversely affect, the speed, security, usability, or value of the Ethereum network or ether. Alternatively, such hard forks could be contentious, leading to a split and fracture in the Ethereum community to its collective detriment, as discussed above. Any such outcomes could adversely affect the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum underwent a hard fork between the Layer 1 Ethereum network and a new digital asset running on a “forked” branch of the work, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, and after a contentious debate, most participants in the Ethereum community elected to adopt a “hard fork” that effectively reversed the hack, and this network constitutes the Layer 1 Ethereum network. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic,” which is not backwards-compatible with the Layer 1 Ethereum network and is considered a forked branch, with the native digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset platforms. Following the July 2016 hard fork between the Ethereum and Ethereum Classic networks, new security concerns surfaced. Replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum platforms through at least October 2016. An Ethereum platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018, and security concerns could similarly surface in connection with future hard forks.

An unplanned fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of Ethereum Client software that nodes run and use to access the Ethereum network. For example, such an unplanned fork reportedly occurred in the Go-Ethereum (“Geth”) client, which is a popular Ethereum Client that many nodes use to access the Ethereum network and whose developers are financially supported by the Ethereum Foundation. In November 2020, a bug was discovered in Geth (but not the other Ethereum Clients at the time, such as Besu, OpenEthereum, and Nethermind), and a patch was released that all nodes using the Geth client were supposed to download and apply simultaneously. However, not all nodes using Geth did so, resulting with the non-patched Geth nodes temporarily running a different version of the Ethereum blockchain than the patched Geth nodes and nodes using other Ethereum Clients. This temporarily created two conflicting versions of the Ethereum blockchain, causing the nodes using the non-patched Geth version to be unable to reach consensus with the rest of the nodes on the Ethereum blockchain, interrupting the non-patch Geth nodes’ access to the Ethereum network. For example, Infura, which is a node operator that provides services to major Ethereum smart contracts, wallet software providers like MetaMask, ether trading platforms, and other market participants, reportedly ran numerous nodes using the Geth client. Infura’s Geth client-running nodes reportedly used the outdated, non-patched Geth version initially, which is said to have caused those nodes to be on the minority blockchain, impacting transaction execution, validation, and recording on the main Layer 1 Ethereum network for Infura’s customers - such as Ethereum-based smart contracts, wallet providers like MetaMask, ether trading platforms, etc. - until Infura was able to apply the software update released by the Geth client developers to Infura’s nodes that use Geth as their Ethereum Client. Ultimately, the problem was reportedly fixed by releasing a new upgraded version of Geth that all nodes using the Geth client were to promptly download. This reportedly harmonized the conflicting versions and restored synchronization among Geth nodes, fixing the problem and restoring access to the Ethereum network, including for Infura and its customers.

In the future, if an accidental or unintentional fork similar to what happened within the Geth client in November 2020 were to reoccur within Geth (or any other major Ethereum Client), or were to happen to the Ethereum network as a whole (instead of being limited to a single Ethereum Client, in this case Geth), such a fork could lead to nodes, users and validators losing confidence in the Ethereum network and abandoning it in favor of other blockchain protocols. Furthermore, it is possible that, in a future unplanned fork, a substantial number of nodes, users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains, resulting in a permanent fork. Moreover, following the Merge, nodes on the Ethereum network must run two Ethereum Clients, i.e., an Execution Client and a Consensus Client paired together, with the implementations selected at the discretion of the node operator. There are multiple groups independently developing and implementing their respective Execution Clients and Consensus Clients; while some individual Execution Clients or Consensus Clients are more popular or widely adopted than others, there remains heterogeneity among Ethereum Clients. Each Execution Client and Consensus Client needs to interoperate effectively with each other Execution Client and Consensus Client. Although this diversity of Ethereum Clients is perceived by some to promote decentralization of the Ethereum network, it comes at a potential cost: if there are any unanticipated or undiscovered flaws, bugs, software defects, or interoperability failures causing any individual Execution Client to fail to interoperate effectively with any other individual Execution Client or any Consensus Client, the Ethereum network as a whole could suffer an unplanned fork, major disruption, catastrophic outage, system failure, loss of confidence or adoption among users or validators, or a variety of other problems. Any of these events could cause ether to decline in value, adversely affecting the price of Shares.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone. A clone may also adversely affect the price of ether at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify such software and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre‑modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, in August 2017, bitcoin “forked” into bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.

In addition, many developers have previously initiated hard forks in the Blockchain to launch new digital assets, such as Bitcoin Gold and Bitcoin Diamond. To the extent such digital assets compete with bitcoin, such competition could impact demand for bitcoin and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its merge, moving from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

A future fork in a Digital Asset's networks could adversely affect the value of the Shares or the ability of the Fund to operate.

Shareholders will not receive the benefits of any Incidental Rights and any IR Virtual Currency, including any forked or airdropped assets.

In addition to forks, a digital asset may become subject to a similar occurrence known as an "airdrop". In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017 the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops could create operational, security, legal or regulatory, or other risks for the Fund, the Sponsor, the Digital Asset Custodian, Authorized Participants, or other entities.

The Fund will not hold any crypto asset other than Digital Assets. Accordingly, Shareholders may not receive the benefits of any forks, the Fund may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency". The Sponsor has the right, in the Sponsor’s sole discretion, to determine: (i) with respect to any fork, airdrop or similar event, what action the Fund shall take, and (ii) what action to take in connection with the Fund’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Fund’s legal advisors, tax consultants, the Administrator, and the Digital Asset Custodian. The Sponsor is under no obligation to realize any economic benefit from any Incidental Rights or IR Virtual Currency on behalf of the Fund.

Notwithstanding the foregoing, with respect to any airdrop of any crypto asset not included in the Underlying Index, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not a Digital Asset, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such other crypto asset. As of the date of this report, the Sponsor does not intend to engage in staking of the Fund’s Digital Assets. Foregoing potential returns from staking activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding Digital Assets directly by virtue of giving up staking as a source of return when an investor holds the Shares. The Fund will not acquire and will disclaim any Incidental Right or Incidental Right asset received, for example as a result of forks or airdrops, and such assets will not be taken into account for purposes of determining NAV. For the avoidance of doubt, the only crypto asset to be held by the Fund will be Digital Assets; the Fund does not have the ability or intention to hold any other crypto asset, and specific regulatory approval could be required in order to do so.

There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, Shareholders’ ability to realize a benefit, through their Shares in the Fund, from any airdrop, fork or similar event. Additionally, as noted above the Fund may only hold Digital Assets and cash.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in Digital Assets directly rather than purchasing Shares. In the event of a hard fork of a Digital Asset network, the Sponsor will use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of a Digital Asset’s network, the Sponsor will, if permitted by the terms of the Declaration of Trust, use its discretion to determine which network should be considered the appropriate network for the Fund’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of a Digital Asset’s network, the Sponsor will, as permitted by the terms of the Declaration of Trust, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of a Digital Asset’s network, is generally accepted as such Digital Asset’s network and should therefore be considered the appropriate network for the Fund’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Digital Assets, users, services, businesses, validators or miners and other constituencies, as well as the actual continued acceptance of, validating or mining power on, and community engagement with, a Digital Asset’s network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Digital Asset Custodian, other service providers, the Index Provider, cryptocurrency platforms, or other market participants on what is generally accepted as a particular Digital Asset and what, therefore, should be considered such Digital Asset for the Fund’s purposes, which may also adversely affect the value of the Shares as a result.

A hard fork could change the source code to the Bitcoin network, including the 21 million bitcoin supply cap.

In principle a hard fork could change the source code for the Bitcoin network, including the source code which limits the supply of bitcoin to 21 million. Although many observers believe this is unlikely at present, there is no guarantee that the current 21 million supply cap for outstanding bitcoin, which is estimated to be reached by approximately the year 2140, will not be changed. If a hard fork changing the 21 million supply cap is widely adopted, the limit on the supply of bitcoin could be lifted, which could have an adverse impact on the value of bitcoin and the value of the Shares.

Any name change and any associated rebranding initiative by the core developers, users, miners or validators of a Digital Asset or a Digital Asset's network may not be favorably received by the digital asset community, which could negatively impact the value of Digital Assets and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to "Horizen". The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on a Digital Asset. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of a Digital Asset and the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for Digital Assets or cause a wider loss of confidence in a Digital Asset’s network, either of which could have an adverse impact on the value of Digital Assets.

Smart contracts are programs that run on a Digital Asset blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO allowed an attack by a hacker to syphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of Digital Assets.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users". These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data or transmits Digital Assets, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available about certain smart contracts or applications, and information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Digital Asset’s networks, and smart contracts relating to DeFi applications currently represent a significant source of demand for Digital Assets. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users, for example, to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on a Digital Assets' networks and represent a significant source of demand for Digital Assets, public confidence in Digital Assets' networks could be negatively affected, such sources of demand could diminish, and the value of Digital Assets could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ether immediately confiscated, withdrawn, or burned by the network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities. Within the post-Merge Ethereum network, as part of the “activating” and “exiting” processes of staking, staked ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Additionally, the Ethereum Blockchain implements “bonding” and “unbonding” buffer periods moderating when stakers can unstake and withdraw their stake. “Bonding” is the process of telling the network a token holder wants to stake tokens, and “unbonding” is the action of telling the network the token holder wants to unlock tokens. As part of these “bonding” and “unbonding” processes of Ethereum staking, any staked ether tokens will be inaccessible for a period of time. This prevents malicious actors from performing an attack and running away before their funds are slashed. The duration of bonding and unbonding periods are dependent on a range of factors, including network conditions. However, depending on demand, unstaking can take between hours, weeks or months to complete.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum network following the completion of the Merge in 2022, use a newer consensus algorithm known as “proof-of-stake". While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Ethereum network following the Merge, and their associated digital assets – including, as applicable, other proof-of-stake Digital Assets held by the Fund - have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Fund’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Fund’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Fund’s assets.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of Digital Assets which has been in the past, and may continue to be, highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Digital Assets held by the Fund and fluctuations in the price of Digital Assets could adversely affect the value of the Shares. The market price of Digital Assets may be highly volatile, and fluctuate in value due to a number of factors, including:

●
an increase in the global Digital Assets supply or a decrease in global Digital Assets demand;

●
general market sentiment towards or unfavorable conditions or developments within, the digital asset markets and/or blockchain technology industry;

●
trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

●
the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of a Digital Asset network, and their ability to meet user demands;

●
manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

●
forks in a Digital Asset network;

●
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or Digital Assets, and digital asset exchange rates;

●
consumer preferences and perceptions of Digital Assets specifically and digital assets generally;

●
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

●
fiat currency withdrawal and deposit policies on digital asset platforms;

●
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

●
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

●
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●
investment and trading activities of large or active consumer and institutional users, speculators, validators, miners, and investors;

●
a “short squeeze” resulting from speculation on the price of Digital Assets, if aggregate short exposure exceeds the number of Shares available for purchase;

●
an active derivatives market for the Digital Assets or for digital assets generally;

●
monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Digital Assets as a form of payment or the purchase of Digital Assets on the digital asset markets;

●
global or regional political, economic or financial conditions, events and situations, or major public issues such as the novel coronavirus (“COVID-19”) outbreak;

●
fees associated with processing a Digital Assets transaction and the speed at which Digital Assets transactions are settled;

●
the maintenance, troubleshooting, and development of the Digital Asset’s networks including by miners or validators and developers worldwide;

●
the ability for the Digital Asset’s networks to attract and retain miners or validators to secure and confirm transactions accurately and efficiently;

●
ongoing technological viability and security of the Digital Asset’s networks and Digital Assets transactions, including vulnerabilities against hacks and scalability;

●
governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Digital Asset’s networks, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;

●
financial strength of market participants;

●
the availability and cost of funding and capital;

●
the liquidity and credit risk of digital asset platforms;

●
interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting a Digital Asset network;

●
decreased confidence in digital assets and digital assets platforms;

●
poor risk management or fraud by entities in the digital assets ecosystem;

●
increased competition from other forms of digital assets or networks, including other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Digital Asset’s networks; and

●
the Fund’s own acquisitions or dispositions of Digital Assets, since there is no limit on the number of Digital Assets that the Fund may acquire.

Although returns from investing in Digital Assets have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that Digital Assets will maintain their value in the long, intermediate, short or any other term. In the event that the price of Digital Assets declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of Digital Assets as represented by the Underlying Index or other pricing source used by the Fund may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Digital Assets has resulted, and may continue to result, in speculation regarding future appreciation in the value of Digital Assets, inflating and making the CF Reference Rates and the Underlying Index more volatile. As a result, Digital Assets may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the CF Reference Rates or other pricing source used by the Fund and could adversely affect the value of the Shares.

Because the Fund holds only Digital Assets and cash, an investment in the Fund may be more volatile than an investment in a more broadly diversified portfolio.

The Fund holds only Digital Assets and cash. As a result, the Fund’s holdings are not diversified. Accordingly, the Fund’s net asset value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over short or long periods of time. Fluctuations in the price of Digital Assets are expected to have a direct impact on the value of the Shares.

An investment in the Fund may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of total loss associated with an investment in the Fund. Investors should review closely the objective and costs of the Fund, as discussed herein, and familiarize themselves with the risks associated with an investment in the Fund.

Due to the relative unregulated nature and lack of transparency surrounding the operations of digital asset platforms, which may experience fraud, manipulation, security failures or operational problems, as well as the wider Digital Assets market, the value of Digital Assets and, consequently, the value of the Shares may be adversely affected, causing losses to Shareholders.

Risk of loss of market confidence due to lack of established regulatory framework. Digital asset platforms are relatively new and, in some cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations. Many operate outside the United States. Furthermore, while many prominent digital asset platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset platforms do not provide this information. Digital asset platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset platforms, including prominent platforms that handle a significant volume of Digital Assets trading. Although these reports concerned bitcoin, it is possible that similar concerns are present for other Digital Assets.

Risk of manipulative activity—wash trading. Many digital asset platforms are unlicensed, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and Bitcoin Cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and the other Digital Assets are different assets, there can be no assurance that bitcoin and the other Digital Assets’ prices may not at times be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

Risk of manipulative activity—front running and other fraudulent activities. “Front running” is said to occur when a user spots a transaction and then pays a high transaction fee to a validator to have their transaction executed on a priority basis in a manner designed to profit from the pending but unexecuted transaction. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset trading platforms and Digital Assets more generally. The Digital Assets market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many Digital Assets trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of Digital Assets on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the digital asset markets generally, including, among others (1) “wash trading”; (2) persons with a dominant position in a digital asset manipulating the digital asset’s pricing; (3) hacking of the digital asset’s peer-to-peer network, protocols and trading platforms; (4) malicious control of the digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in the digital asset, new sources of demand for the digital asset, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors-Risk Factors Related to the Digital Asset Markets-Prices of Digital Assets may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the digital asset markets and/or cause distortions in price, which could adversely affect the Fund or cause losses to Shareholders.

Although it does not appear that FTX, Alameda Research, or any other FTX CEO Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct, the price of Solana experienced extreme volatility due to the collapse of FTX and Alameda Research and their close association with the Serum protocol, a decentralized exchange on the Solana network.

Risks related to exchange bankruptcy, failure or closure, including as a result of criminal fraud, cyber attacks or other security breaches. In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. More recently, in February 2025, the crypto exchange Bybit was hacked, resulting in the theft of over $1.5 billion of ether.

Reputational harm and related industry contagion effects may exacerbate negative events in the digital asset markets or digital platforms. Negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Digital Asset’s networks and result in greater volatility or decreases in the prices of Digital Assets. Furthermore, the closure or temporary shutdown of a digital asset platform used in calculating the CF Reference Rates may result in a loss of confidence in the Fund’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset platform’s failure could adversely affect the value of the Shares and may cause the Fund to lose substantial value.

Coinbase serves as the Digital Asset Custodian and prime execution agent for several competing exchange-traded Digital Assets products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Prime Broker and Digital Asset Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Digital Asset Custodian and prime execution agent for several competing exchange-traded Digital Assets products. Therefore, Coinbase has a critical role in supporting the U.S. spot Digital Assets exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Fund, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Fund’s operations and ultimately the value of the Shares.

The Underlying Index and the CF Reference Rates have a limited performance history, the CF Reference Rate prices could fail to track the price of each Digital Asset, respectively, and a failure of a CF Reference Rate price could adversely affect the Underlying Index and the value of the Shares.

The CF Reference Rates and the Underlying Index were developed by the Index Provider and have a limited performance history. Although the CF Reference Rates and the Underlying Index are based on materially the same methodology with respect to valuation of the Digital Assets (except calculation time) as the Index Provider’s CF Reference Rates, the Underlying Index itself has only been in operation since August 8, 2024. The Underlying Index price is a market capitalization weighted composite of the CF Reference Rate for the Underlying Index's Digital Asset constituents, calculated using volume-weighted trading price data from various Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the performance of the CF Reference Rates, and in turn the Underlying Index. The Constituent Platforms for the CF Reference Rates and constituent Digital Assets chosen by the Index Provider as constituents of the Underlying Index could also change over time. The Index Provider may remove or add Constituent Platforms to the Reference Rates or remove or add Digital Assets to the Underlying Index in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the Reference Rates and Digital Assets in the Underlying Index, see “Business of the Fund-Valuation of Digital Assets; The CF Reference Rates".

Although the Underlying Index is intended to accurately capture the market price of Digital Assets, third parties may be able to purchase and sell Digital Assets on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the CF Reference Rates’ prices. Moreover, there may be variances in the prices of Digital Assets on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the CF Reference Rates provide a U.S. dollar-denominated composite for the price of Digital Assets based on, the volume-weighted price of a Digital Asset on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of the applicable Digital Assets as represented by the CF Reference Rates. It is possible that the price of Digital Assets on the Constituent Platforms could be materially higher or lower than the CF Reference Rates’ prices. To the extent the CF Reference Rates’ price differs materially from the actual prices available on a Constituent Platform, or the global market price of a Digital Asset, the price of the Shares and the Underlying Index may no longer track, whether temporarily or over time, the global market price of Digital Assets, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the market price of Digital Assets and the Underlying Index. To the extent such prices differ materially from the CF Reference Rates prices, investors may lose confidence in the Shares’ ability to track the market price of Digital Assets, which could adversely affect the value of the Shares.

If a CF Reference Rate is not available, the Fund’s holdings may be fair valued by the Sponsor. To the extent the valuation determined by the Sponsor differs materially from the actual market price of Digital Assets, the price of the Shares may no longer track, whether temporarily or over time, the global market price of Digital Assets, which could adversely affect an investment in the Fund by reducing investors’ confidence in the Shares’ ability to track the global market price of Digital Assets on a market capitalization weighted basis. To the extent such prices differ materially from the market price for Digital Assets, investors may lose confidence in the Shares’ ability to track the market price of Digital Assets, which could adversely affect the value of the Shares.

Additionally, under certain circumstances as described herein under “Business of the Fund-Net Asset Value,” the Sponsor may utilize a Secondary Index (defined below) as a secondary pricing source. Each Secondary Index has a limited performance history. For example, the Secondary Index for bitcoin pricing and the Secondary Index for Ether pricing each incepted on March 15, 2022. A longer history of performance through various economic and market conditions would provide greater and more reliable information regarding the performance of the Secondary Index over time. Accordingly, the Secondary Index is subject generally to the same risks as described above and may not accurately capture the price of Digital Assets.

The Underlying Index has a limited performance history, and its methodology may be subject to change.

The Index Provider has substantial discretion at any time to change the methodology used to calculate the Underlying Index and guidelines used to select platforms from which digital asset trading data is sourced for inclusion in the Underlying Index. The Index Provider does not have any obligation to take the needs of the Fund, the Fund’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating and balancing the Underlying Index will appropriately track the price of Digital Assets comprising the Underlying Index in the future.

The Underlying Index is based on various inputs which may include price data from various third-party exchanges and markets as well as supply data. The Index Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source. The Index Provider is not required to publicize or explain the changes to the Underlying Index, nor to alert the Fund to such changes. Shareholders in the Fund may not be aware of what inputs the Index Provider uses to calculate the Underlying Index, when the Index Provider changes the inputs, or when the Index Provider changes the methodology to calculate the Underlying Index, even when material to the calculation of the Underlying Index. The Underlying Index could be calculated now or in the future in a way that adversely affects an investment in the Fund.

The methodology for determining the Underlying Index established by the Index Provider is relatively new. Should any material change be made to the Index Rules that results in a material change to the composition of the Underlying Index and, as part of the Fund’s quarterly rebalancing and reconstitution process, results in a material change to the composition of the Fund the Fund will notify Shareholders of such material change in a prospectus supplement, in its periodic Exchange Act reports and/or on the Fund’s website.

Certain assumptions included in the methodology may be flawed and may adversely impact the Underlying Index’s ability to accurately establish or maintain an index of top digital assets. The failure of one or more of the assumptions built into the Index Rules could have an adverse effect on the Fund and on the value of an investment in the Shares.

The CF Reference Rates’ prices used to calculate the value of the Fund’s Digital Assets may be volatile, adversely affecting the value of the Shares.

The price of Digital Assets on public digital asset platforms has a limited history, and during this history, Digital Assets prices on the digital asset markets more generally, and on digital asset platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the CF Reference Rates are designed to limit exposure to the interruption of individual digital asset platforms, the CF Reference Rates’ prices, and the price of Digital Assets generally, remains subject to volatility experienced by digital asset platforms, and such volatility could adversely affect the value of the Shares and the Underlying Index.

Furthermore, because the number of liquid and credible digital asset platforms is limited, the CF Reference Rates will necessarily be composed of a limited number of digital asset platforms. If a digital asset platform were subjected to regulatory, volatility or other pricing issues, in the case of the CF Reference Rates, the Index Provider would have limited ability to remove such digital asset platform from the CF Reference Rates, which could skew the price of Digital Assets as represented by the CF Reference Rates. Trading on a limited number of digital asset platforms may result in less favorable prices and decreased liquidity of Digital Assets and, therefore, could have an adverse effect on the value of the Shares.

The Fund’s investment policies are rules-driven, which may lead the Fund’s portfolio to be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value.

As described above, the Fund seeks to invest in a Portfolio of Digital Assets in accordance with the Underlying Index. The Underlying Index and investment strategy of the Fund may, however, create undesirable outcomes for Shareholders. At any given time, for example, the Fund’s portfolio may be underrepresented with respect to digital assets that are increasing in value and/or overrepresented with respect to digital assets that are declining in value. Should this be the case, the Fund may underperform relative to other investment options that do invest in such digital assets and do not follow similar investment policies. Moreover, the Sponsor will only rebalance the Fund’s Portfolio on a quarterly basis, meaning that rebalancing that could achieve more favorable results for Shareholders may only occur upon delay. This could have an adverse effect on the Fund and on the value of an investment in the Shares.

The Fund will not track the Underlying Index exactly and the Fund’s investments may diverge from those comprising the Underlying Index.

It is not possible to invest directly in an index. The Fund will invest its assets to closely track the Underlying Index but will not be able to or may not desire to track the Underlying Index exactly. In certain instances, the Sponsor, in its sole discretion, may choose to diverge the Fund’s investments from those comprising the Underlying Index. For example, the Underlying Index may include a digital asset that the Digital Asset Custodian cannot custody, and the Fund therefore would not invest in that particular digital asset. The Fund will have losses, liabilities and expenses that will offset its income and gains and therefore the Fund’s performance may be below the Underlying Index’s performance. In addition, the performance of the Fund and the Underlying Index may vary somewhat due to other factors such as imperfect correlation between the Fund’s investments and Underlying Index composition, regulatory restrictions, high portfolio turnover rate, rounding of prices and timing differences associated with additions to and deletions from the Underlying Index.

The Index Provider could experience system failures or errors.

If the computers or other facilities of the Index Provider, data providers and/or relevant constituent Digital Assets platforms malfunction for any reason, calculation and dissemination of the CF Reference Rates and/or the Underlying Index may be delayed. Errors in the CF Reference Rates’ data, the CF Reference Rates’ or the Underlying Index’s computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Fund and the Shareholders. Any of the foregoing may lead to errors in the CF Reference Rates and the Underlying Index, which may lead to a different investment outcome for the Fund and the Shareholders than would have been the case had such events not occurred.

The CF Reference Rates are used to determine the net asset value of the Fund and the NAV. Consequently, losses or costs associated with the CF Reference Rates’ errors or other risks described above will generally be borne by the Fund and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing. If the CF Reference Rates are not available or the Sponsor in its sole discretion determines the CF Reference Rates are unreliable as the pricing sources for the Underlying Index and therefore determines not to use the CF Reference Rates, the Fund’s holdings may be fair valued by the Sponsor. See “Business of the Fund-Net Asset Value". To the extent the valuation determined by the Sponsor differs materially from the actual market price of Digital Assets, the price of the Shares may no longer track, whether temporarily or over time, the price of Digital Assets, which could adversely affect an investment in the Fund and the value of Shares by reducing investors’ confidence in the Shares’ ability to track the price of Digital Assets.

The CF Reference Rates’ prices being used to determine the net asset value of the Fund may not be consistent with GAAP. To the extent that the Fund’s financial statements are determined using a different pricing source that is consistent with GAAP, the net asset value reported in the Fund’s periodic financial statements may differ, in some cases significantly, from the Fund’s net asset value determined using the CF Reference Rates’ pricing.

The Fund will determine the net asset value of the Fund on each Business Day based on the value of Digital Assets as reflected by the CF Reference Rates. The methodology used to calculate the CF Reference Rates’ price to value the Digital Assets in determining the net asset value of the Fund may not be deemed consistent with GAAP. To the extent the methodology used to calculate the CF Reference Rates is deemed inconsistent with GAAP, the Fund will utilize an alternative GAAP-consistent pricing source for purposes of the Fund’s periodic financial statements. Creation and redemption of Creation Units, the Sponsor’s Fee and other expenses borne by the Fund will be determined using the Fund’s net asset value determined daily based on the CF Reference Rates. Such net asset value of the Fund determined using the CF Reference Rates’ prices may differ, in some cases significantly, from the net asset value reported in the Fund’s periodic financial statements.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of Digital Assets and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, Digital Assets and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Digital Assets. As a result of any of the foregoing factors, the value of Digital Assets could decrease, which could adversely affect an investment in the Fund.

Prices of Digital Assets may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Fund does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the Digital Assets market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of Digital Assets. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the Digital Assets market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and if true, there is no assurance similar dynamics would not be at work in the market for the other Digital Assets. There have been reports that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. Bitfinex also agreed to pay the CFTC a $1.5 billion fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including ether, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges. In addition, a large amount of Tether is issued as ERC-20 tokens on the Ethereum network. If Tether were to no longer be issued or operating on the Ethereum network, there would be no need to use ether to pay the gas fees needed to record ERC-20 Tether transactions on the Ethereum blockchain, and a substantial source of demand for ether could be eliminated, which could cause the price of ether to decrease, affecting the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the Digital Assets’ markets. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Digital Assets. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. In the United States, the GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. Although increasing regulatory clarity for stablecoins is generally viewed in a positive light, volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including Digital Assets), or regulatory compliance concerns about stablecoin issuers or intermediaries, such as platforms, that support stablecoins, or the removal or migration of prominent stablecoins away from the Digital Assets’ Networks, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the Digital Assets’ markets, and affect the value of Digital Assets, and in turn impact an investment in the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in the Digital Assets could have a negative impact on the price of the Digital Assets and adversely affect the CF Reference Rates, the Underlying Index and the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of December 31, 2024, bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. As of December 31, 2024, ether was believed to be the second largest digital asset by market capitalization of the more than approximately 16,000 digital assets tracked across the over 1,000 exchanges (source: CoinGecko.com). In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Ethereum network. Competition from the emergence or growth of alternative digital assets and smart contract platforms, such as Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, Digital Assets and thereby adversely affect the value of the Shares.

In addition, some Digital Asset networks, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Ethereum network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Ethereum Classic. As a result, some users of the Ethereum Classic network may harbor ill will toward the Ethereum network. These users may attempt to negatively impact the use or adoption of the Ethereum network. For additional information on the hard fork that resulted in the creation of Ethereum Classic, see “Overview of the Ethereum Industry - History of Ethereum -The DAO and Ethereum Classic".

Investors may invest in Digital Assets through means other than the Shares, including through direct investments in Digital Assets and other potential financial vehicles, possibly including securities backed by or linked to Digital Assets and digital asset financial vehicles similar to the Fund, or Digital Assets futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Digital Assets directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Fund tracking the price of Digital Assets are formed and represent a significant proportion of the demand for Digital Assets, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Digital Assets, could negatively affect the CF Reference Rates, the Underlying Index, the Fund’s Digital Assets holdings, the price of the Shares and the net asset value of the Fund.

Competitive pressures may negatively affect the ability of the Fund to garner substantial assets and achieve commercial success.

The Fund and the Sponsor face significant competition with respect to the development and launch of competing investment products that could have a detrimental effect on the Fund’s ability to achieve scale such as other exchange-traded products offering exposure to the crypto assets market. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Sponsor’s competitors may be able to launch similar products to the Fund before the launch of the Fund due to, for example, the satisfaction of all regulatory requirements required to launch before the Fund is able to do so. Accordingly, the Sponsor’s competitors may commercialize a product involving Digital Assets more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Fund will achieve initial market acceptance and sustainable revenues and/or economic viability or scale. For exchange-traded products similar to the Fund, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods. If the SEC were to approve several or all of any currently pending applications for spot Digital Assets exchange-traded products, many or all of such products, including the Fund, could fail to acquire substantial assets, initially or at all. To the extent such competing products may become available for public exchange trading before the Fund and/or have a lower expense ratio than the Fund, the Fund’s ability to attract assets could be impaired. If the Fund fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Fund and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Fund to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Fund may also fail to attract liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund’s failure to reflect the performance of the price of the Underlying Index constituents.

In addition, the Fund will compete with direct investments in Digital Assets, Digital Assets futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Fund’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Fund.

The Fund may struggle to attract new investors given the substantial number of existing bitcoin and ether U.S. exchange-traded products in the market. Investors might prefer to allocate funds to one of the several spot bitcoin U.S. exchange-traded products or spot ether U.S. exchange-traded products already available, which collectively hold significant market share. As of January 7, 2025, such spot bitcoin products hold approximately $103 billion, and such spot ether products hold around $12.3 billion. The Fund will face competition from direct investments in bitcoin, bitcoin spot and futures-based products, ether, ether spot and futures-based products, other crypto assets, and other potential financial instruments, including securities tied to or backed by crypto assets, as well as other investment vehicles focused on other crypto assets. Market conditions, financial factors, and other external circumstances could make these alternatives more attractive, potentially impacting the Fund’s performance.

There can be no assurance that the Fund will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Fund and the Sponsor are successful in achieving the intended scale for the Fund may be impacted by a range of factors, such as the Fund’s timing in entering the market and its fee structure relative to those of competitive products.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Digital Asset networks.

If transaction confirmation fees become too high, the marketplace may be reluctant to use Digital Assets. This may result in decreased usage and limit expansion of the Digital Assets network in the retail, commercial and payments space, adversely impacting investment in the Fund. Conversely, if the reward for validators or miners or the value of the transaction fees is insufficient to motivate validators or miners, they may cease to validate transactions. Ultimately, if the awards of new Digital Assets costs of validating or mining transactions grow disproportionately, validators or miners may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Digital Asset network and could adversely affect the value of the Digital Assets held by the Fund.

Digital Assets with fee burning mechanisms may be affected by such mechanisms. For example, as a result of Ethereum’s fee burning mechanism, the incentives for validators to validate transactions with higher gas fees are reduced, since those validators would not receive those gas fees. An acute cessation of validator operations would reduce the collective processing power on the Ethereum network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Fund or the ability of the Sponsor to operate.

Digital Assets with fixed supplies and a fee burning mechanism could create deflationary pressure over time. For example, a small amount of XRP is burned with every transaction to prevent spam on the network. While the amount of XRP burned per transaction is minuscule, over time, the total supply of XRP will slowly decrease. This could lead to a deflationary environment where the decreasing supply drives up the price of XRP, making it less practical as a medium of exchange. Additionally, as the total supply of XRP slowly shrinks due to burning, liquidity could become an issue in the distant future, potentially making it harder for businesses and users to access sufficient XRP for their transactions or for the Fund to operate.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of the Digital Assets and adversely impact the value of the Shares.

To date the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold bitcoin and ether as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products, other than those which hold Digital Assets, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of Digital Assets could be reduced. Such reduced demand could in turn negatively affect the value of the Shares of the Fund. Accordingly, there can be no assurance that the Fund will be able to achieve its intended competitive positioning, which could adversely affect the performance of the Fund and the value of the Shares.

Risk Factors Related to the Fund and the Shares

The Fund will not directly or indirectly participate in any staking program, and accordingly the Shareholders will not receive any staking rewards or other income.

As of the date of this report, the Sponsor does not intend to engage in any staking activities with respect to the Fund’s Digital Assets. Foregoing potential returns from staking activities could cause an investment in the Shares to deviate from that which would have been obtained by purchasing and holding Digital Assets directly by virtue of giving up staking as a source of return when an investor holds the Shares.

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including Digital Assets, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

Future public health emergencies could result in an increase of the costs of the Fund and affect liquidity in the digital asset market, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of the Shares. In addition, future public health emergencies could impair the information technology and other operational systems upon which the Fund’s service providers, including the Sponsor, the Trustee, Administrator, Prime Broker and the Custodians, rely, and could otherwise disrupt the ability of employees of the Fund’s service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the digital asset markets, which could adversely affect the value of Digital Assets and the price of the Shares.

The Fund will rely on the information and technology systems of the Custodians, Administrator, Trustee, Sponsor, Authorized Participants and/or their designees, Digital Assets Trading Counterparties, listing exchange, and the Fund’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or other price movements, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents.

The amount of the Fund’s assets represented by each Share will decline over time as the Fund pays the Sponsor’s Fee and additional expenses borne by the Fund, and as a result, the value of the Shares may decrease over time.

The amount of Digital Assets represented by each Share will decrease over the life of the Fund due to the sales of Digital Assets necessary to pay the Sponsor’s Fee and other Fund expenses. Without increases in the price of Digital Assets sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Fund, not all Fund expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Fund’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Fund’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Fund not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Sponsor Agreement will be the responsibility of the Fund.

Because the Fund does not have any income, it needs to sell Digital Assets to cover the Sponsor’s Fee and expenses not assumed by the Sponsor. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Sponsor will still need to sell Digital Assets to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share. Creation orders for shares of the Fund do not reverse this trend.

A decrease in the amount of Digital Assets represented by each Share results in a decrease in its price even if the price of Digital Assets has not changed. To retain the Share’s original price, the price of Digital Assets has to increase. Without that increase, the lesser amount of Digital Assets represented by the Share will have a correspondingly lower price. If these increases do not occur or are not sufficient to counter the lesser amount of Digital Assets represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Fund expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Fund, will force the Sponsor to sell larger amounts of Digital Assets, and will result in a more rapid decrease of the amount of Digital Assets represented by each Share and a corresponding decrease in its value.

The Fund is a passive investment vehicle that does not seek to generate returns beyond tracking the price of the Underlying Index. The Fund is not actively managed, does not seek to generate excess returns beyond tracking the price of the Underlying Index and will be adversely affected by a general decline in the price of the Underlying Index.

The Fund is a passive investment vehicle that does not seek to generate returns beyond the price of Digital Assets. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. This means that the Sponsor does not speculatively sell Digital Assets at times when its price is high, or speculatively acquire Digital Assets at low prices in the expectation of future price increases. The Fund will not utilize leverage, derivatives or any similar instruments or transactions in seeking to meet its investment objective. Any losses sustained by the Fund will adversely affect the value of your Shares.

Some Digital Asset networks are supported by foundations and/or founding teams that may influence the development of the network.

Many digital asset networks and protocols, including certain of the Digital Assets’ networks and protocols, are supported by foundations and/or founding teams. In contrast to digital asset networks and protocols where governance decisions are largely made by a decentralized group of individuals, the development of such network or protocol may be disproportionately influenced by these foundations and/or founding teams. For example, Solana Labs, Inc. (“Solana Labs”) and the Solana Foundation support the Solana project and intend to advance the overall growth and development of the ecosystem. Therefore, Solana Labs and the Solana Foundation will generally be in control of proposing amendments to, and the development of the Solana network’s source code. To the extent Solana Labs and/or the Solana Foundation propose any amendments to the Solana network’s source code that are adopted by users of the Solana network, the Solana network will be subject to new source code that may adversely affect the value of Solana. Additionally, of the 100 billion XRP generated by the XRP Ledger’s code, the founders of Ripple Labs retained 20 billion XRP and the rest, nearly 80 billion XRP, was provided to Ripple Labs. The founders each continue to hold a large portion of the XRP supply. This has led to concerns about centralization. Despite escrow mechanisms that gradually release XRP into the market, Ripple Labs and early stakeholders still retain control over a significant portion of XRP, which can impact market dynamics if large amounts are sold. It is believed, although there is no official confirmation, that Ripple Labs’ early founders, including Chris Larsen and Jed McCaleb, continue to possess large quantities of XRP. This level of ownership may allow them to exert considerable influence over the governance of the system. Furthermore, if wallets believed to belong to these individuals or other initial XRP holders are seen selling tokens, it could adversely affect XRP’s market price. The concentration of XRP in the hands of Ripple Labs and early stakeholders has sometimes led to perceptions of centralization, which could affect the market’s confidence in XRP as a decentralized asset. In addition to Solana and XRP, certain of the other Digital Assets may also have foundations and/or founding teams that support the development of the Digital Assets’ networks or protocols and may have interests that are different than a shareholder’s and the decisions made by such foundations and/or founding teams could have an adverse effect on the value of the Digital Asset.

An investment in the Shares deviates from a direct investment in Digital Assets.

The market value of the Shares may not have a direct relationship with the prevailing price of Digital Assets, and changes in the prevailing price of Digital Assets similarly will not necessarily result in a comparable change in the market value of the Shares. The performance of the Fund will not reflect the specific return an investor would realize if the investor actually held or purchased Digital Assets directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of Cboe BZX Exchange. Investors will also forgo certain rights conferred by owning Digital Assets directly, such as the right to claim airdrops, or to participate in staking activities.

There could be situations in which Fund is unable to hold all of the Digital Assets included in the Underlying Index.

In the event that additional digital assets other than the Digital Assets are added to the Underlying Index and the Fund is unable to hold these digital assets for any reason, there will be a divergence between the performance of the Fund and the Underlying Index. This divergence will result in discrepancies between the Fund’s NAV and the Underlying Index’s price movements, impacting the Fund’s ability to accurately track the Underlying Index and to achieve its investment objective. Investors should be aware that such correlation risks would affect the Fund’s effectiveness in seeking to track the Underlying Index.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Digital Assets.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Digital Assets and the digital asset platforms included in the CF Reference Rates that may have an adverse effect on the value of the Shares. These factors include the following factors:

●
unanticipated problems or issues with respect to the mechanics of the Fund’s operations and the trading of the Shares may arise, including due to the complexity of the mechanisms and processes governing the offering, creation and redemptions of the Shares and storage of Digital Assets;

●
the Fund could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●
the Fund could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Fund’s account with the Digital Asset Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets;

●
service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Fund, or decide to terminate their relationships with the Fund, for a variety of reasons, which could affect the Fund’s ability to operate; or

●
if a Digital Asset network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Fund due to concerns that the introduction of privacy enhancing features to a Digital Asset network may increase the potential for Digital Assets to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Fund’s assets.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants and/or their designees or Digital Asset Trading Counterparties.

In the event that one or more Authorized Participants or Digital Asset Trading Counterparties withdraw from or cease participation in creation and redemption activity for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

The Fund and the Shares may be negatively affected by Authorized Participant Concentration.

Only Authorized Participants may engage in creation or redemption transactions directly with the Fund. The Fund has a limited number of institutions that act as Authorized Participants and the Fund’s Authorized Participants serve in the same capacity for various competitor products. Authorized Participants are not obligated to make a market in the Fund’s Shares or submit purchase and redemption orders for Creation Units. Authorized Participants that act in the same capacity for several competing products may be incentivized to prioritize making a market in a competing product’s shares over the Fund’s Shares, which may reduce liquidity in the Fund’s Shares or otherwise negatively affect the Fund. In addition, the Fund may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Fund failure to reflect the performance of the price of Digital Assets. To the extent that these institutions exit the business or are unable to proceed with creation and/or redemption orders with respect to the Fund and no other Authorized Participant is able or willing to step forward to create or redeem Creation Units, the Fund’s Shares may trade at a discount to NAV and face trading halts and/or delisting. This risk may be more pronounced in volatile market conditions. In addition, due to the novelty of the Fund’s product structure and volatility in the Digital Assets markets, risks relating to a limited number of Authorized Participants are heightened.

Certain shareholders may from time to time own a substantial amount of the Fund’s Shares.

In addition, a third-party investor, the Sponsor (or an affiliate of the Sponsor), an Authorized Participant, a lead market maker or another entity may invest in the Fund and hold its investment solely to facilitate commencement of the Fund’s operations or to facilitate the Fund’s achieving a specified size or scale. There can be no assurance that the size of the Fund would be maintained at such levels. Redemptions by large shareholders could have a significant negative impact on the Fund. In addition, transactions by large shareholders may account for a large percentage of the trading volume on the Cboe BZX Exchange and may, therefore, have a material upward or downward effect on the market price of the Shares.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●
exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

●
reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in the prospectus;

●
exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

●
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates, (B) been public for at least 12 months and (C) filed at least one annual report on Form 10-K.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies.

The Fund cannot predict if investors will find an investment in the Fund less attractive if it relies on these exemptions.

The Fund is subject to certain risks due to its concentration in only Digital Assets.

The Fund is subject to risks due to its concentration of investments in only Digital Assets and, among the Digital Assets its significant exposure to bitcoin and ether. Unlike other funds that may invest in a diversified portfolio of assets, the Fund’s investment strategy is concentrated within a single asset class. This concentration maximizes the Fund’s exposure to a variety of market risks associated with Digital Assets, especially bitcoin and ether. By concentrating its investment strategy solely in the Digital Assets, any losses stemming from a decrease in the value of a Digital Asset can be expected to reduce the value of an interest in the Fund and will not be offset by other gains if the Fund were to invest in a diversified portfolio of assets.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the Cboe BZX Exchange, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Creation Units encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Digital Assets may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of Digital Assets to and by the Digital Asset Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of Digital Assets, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or Digital Asset Custodian, the closing of Digital Assets trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the Digital Assets network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Digital Assets may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, as further described in “Creations and Redemptions,” the Sponsor may suspend the process of creation and redemption of Creation Units. During such times, trading spreads and the resulting premium or discount on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Digital Asset’s networks, the processing of transactions on the network may be disrupted, which in turn may impede processing of Digital Assets transactions on behalf of the Fund by the Prime Broker or other executing broker/agent, which in turn could affect the creation or redemption of Creation Units. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of Digital Assets and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for Digital Assets should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of Digital Assets.

The Fund’s use of cash creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Digital Assets and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot Digital Assets. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in Digital Assets under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Digital Assets may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Fund would not be able to use with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the CF Reference Rates’ prices used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Fund, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Creation Units to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the Fund’s underlying Digital Assets, to elect to not participate in the Fund’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of Digital Assets, and as a result, the price of the Shares may fall or otherwise diverge from NAV and/or cause bid-ask spreads to widen. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying Digital Assets held by the Fund or sell Shares at a price lower than the value of the underlying Digital Assets held by the Fund, causing Shareholders to suffer losses.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares. You will only have the limited rights described under “Description of the Shares and the Trust".

The Sponsor may amend the Declaration of Trust without the consent of the Shareholders.

The Sponsor may, in its sole discretion, determine to amend the Declaration of Trust, including to increase the Sponsor’s Fee, and may do so without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of an amendment to the Declaration of Trust. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, advance notice of the change will be provided in accordance with applicable provisions of the Declaration of Trust, and will be disclosed via a prospectus supplement. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Declaration of Trust as amended without specific agreement to such increase. Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund of a material amendment to the Declaration of Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Fund will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Fund is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Fund. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

As the Sponsor and its management have limited history of operating investment vehicles like the Fund, their experience may be inadequate or unsuitable to manage the affairs of the Fund.

The Sponsor has a limited track record in operating passive investment vehicles such as the Fund that hold cryptoassets. This limited experience poses several potential risks to the effective management and operation of the Fund. Cryptoassets, such as Digital Assets, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively, which could adversely affect the operations of the Fund.

The past performance of other investment vehicles sponsored by the Sponsor or managed by its affiliates are no indication of the Sponsor’s ability to successfully manage an investment vehicle such as the Fund. The unique nature of cryptoassets makes past performance an unreliable indicator of future success in this area. The cryptoasset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to cryptoasset transactions and custody.

Should the Sponsor’s experience prove inadequate or unsuitable for managing a cryptoasset-based investment vehicle like the Fund, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Fund’s operations, leading to potential losses for investors or a decrease in the Fund’s overall value.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Fund.

Security threats to the Fund’s account at the Digital Asset Custodian could result in the halting of Fund operations and a loss of Fund assets or damage to the reputation of the Fund, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Fund’s Digital Assets held in the Fund’s account at the Digital Asset Custodian or Trading Balance held with the Prime Broker will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Fund’s Digital Assets and will only become more appealing as the Fund’s assets grow. To the extent that the Fund, the Sponsor or the Digital Asset Custodian or Prime Broker is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Fund’s Digital Assets may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Fund, including but not limited to, offline storage, or cold storage, multiple encrypted private key “shards”, and other measures, are reasonably designed to safeguard the Fund’s Digital Assets. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Fund and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Fund’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Digital Asset Custodian’s or Prime Broker’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Fund’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Fund’s Trading Balance (as defined below) at the Prime Broker, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though Digital Assets are only moved into the Trading Balance in connection with and to the extent of purchases and sales of Digital Assets by the Fund and such Digital Assets are swept from the Fund’s Trading Balance to the Fund’s Vault Balance daily pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of Digital Assets that can be held temporarily in the Trading Balance maintained by the Prime Broker. This could create greater risk of loss of the Fund’s Digital Assets, which would cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Digital Asset Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Fund’s account at the Digital Asset Custodian, the relevant private keys (and therefore Digital Assets) or other data or property of the Fund. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Digital Asset Custodian to disclose sensitive information in order to gain access to the Fund’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Digital Asset Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Fund’s account at the Digital Asset Custodian could harm the Fund’s operations, result in partial or total loss of the Fund’s assets, resulting in a reduction in the value of the Shares. The Fund may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Digital Assets transactions are irrevocable and stolen or incorrectly transferred Digital Assets may be irretrievable. As a result, any incorrectly executed Digital Assets transactions could adversely affect the value of the Shares.

Digital Assets transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Digital Asset’s blockchain, an incorrect transfer or theft of Digital Assets generally will not be reversible and the Fund may not be capable of seeking compensation for any such transfer or theft. Although the Fund’s transfers of Digital Assets will regularly be made to or from the Fund’s account at the Digital Asset Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Fund’s Digital Assets could be transferred from the Fund’s account at the Digital Asset Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Fund is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Fund’s Digital Assets through error or theft, the Fund will be unable to revert or otherwise recover incorrectly transferred Digital Assets. The Fund will also be unable to convert or recover its Digital Assets transferred to uncontrolled accounts. To the extent that the Fund is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, Prime Broker Agreement, an Authorized Participant Agreement or Digital Asset Trading Counterparty is terminated or the Digital Asset Custodian, Prime Broker, an Authorized Participant or a Digital Asset Trading Counterparty fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, prime broker, authorized participant or Digital Asset Trading Counterparty, which could pose a challenge to the safekeeping of the Fund’s Digital Assets, the Fund’s ability to create and redeem shares and the Fund’s ability to continue to operate may be adversely affected.

The Fund is dependent on the Digital Asset Custodian, which is Coinbase Custody, and the Prime Broker, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Fund’s Digital Assets in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Broker, facilitates the buying and selling or settlement of Digital Assets by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, the selling of Digital Assets, including to pay the Sponsor’s Fee and any other Fund expenses and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index, to the extent applicable, and in extraordinary circumstances, to liquidate the Fund’s Digital Assets. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Fund, the Fund may be unable to operate or create or redeem Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares.

Similarly, if an Authorized Participant or a Digital Asset Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Digital Asset Trading Counterparty chooses not to participate in the creation and redemption process of the Fund, and the Fund is unable to engage replacement Authorized Participants or Digital Assets Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Fund, the arbitrage mechanism used to keep the Shares in line with the NAV and the Fund’s operations generally could be negatively affected.

In the event of any SEC or governmental, regulatory or other enforcement action of litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Fund could be affected. If the Prime Broker were to be required or choose as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Fund’s ability to operate or process creations or redemptions of Creation Units, which could force the Fund to liquidate or adversely affect the price of the Shares. While the Digital Asset Custodian is not named in the complaint, if Coinbase Global, as the parent of the Digital Asset Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Fund, or its financial condition is negatively affected, it could negatively affect the Fund’s ability to operate.

Alternatively, the Sponsor could decide to replace Coinbase Custody as the Digital Asset Custodian with custody of the Fund’s Digital Assets, and Coinbase Inc. as Prime Broker. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Broker Agreement respectively upon providing the applicable notice to the Fund for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Prime Broker Agreement as (i) the Fund materially breaches any provision of the Prime Broker Agreement; (ii) the Fund takes any action to dissolve or liquidate, in whole or part; (iii) the Fund becomes insolvent, makes an assignment for the benefit of creditors, becomes subject to direct control of a trustee, receiver or similar authority; (iv) the Fund becomes subject to any bankruptcy or insolvency proceeding under any applicable laws, rules and regulations, such termination being effective immediately upon any declaration of bankruptcy; (v) the Prime Broker becomes aware of any facts or circumstances with respect to the Fund’s financial, legal, regulatory or reputational position which may affect Fund’s ability to comply with its obligations under the Prime Broker Agreement; (vi) termination is required pursuant to a facially valid subpoena, court order or binding order of a government authority; (vii) the Fund’s Prime Broker Account is subject to any pending litigation, investigation or government proceeding and/or Prime Broker reasonably perceives a heightened risk of legal regulatory non-compliance associated with Fund’s use of Prime Broker services; or (viii) the Prime Broker reasonably suspects Fund of attempting to circumvent Prime Broker’s controls or uses the Prime Broker Services in a manner Prime Broker otherwise deems inappropriate or potentially harmful to itself or third parties. Transferring maintenance responsibilities of the Fund’s account at the at the Prime Broker or at the Digital Asset Custodian to another prime broker or custodian will likely be complex and could subject the Fund’s Digital Assets to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Fund’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Fund as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Fund’s orders, including in the event of, among others, delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc., or the acceptance of the Fund’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Fund’s agreement with the Trade Credit Lender permits to be outstanding at any one time. Also, if Coinbase Custody or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Fund, or abruptly discontinue the services they provide to the Fund for any reason, the Fund’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Fund’s Digital Assets or as the Fund’s prime broker under the same terms as the current Custodian Agreement or Prime Broker Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Fund and liquidate the Fund’s Digital Assets. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Custodian Agreement or Prime Broker Agreement that is less favorable for the Fund or Sponsor, the value of the Shares could be adversely affected. If the Fund is unable to find a replacement prime broker, its operations could be adversely affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Fund, Trustee, Sponsor, Administrator, Cash Custodian, Prime Broker and Digital Asset Custodian expose the Fund and its Shareholders to the risk of loss of the Fund’s Digital Assets for which no person or entity is liable.

The Fund is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Fund are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Fund nor the Sponsor insure the Fund’s Digital Assets. The Digital Asset Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”), currently maintains a commercial crime insurance policy. Coinbase Global has maintained a commercial crime insurance policy since 2013, which is designed to be comprehensive and intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Digital Asset Custodian and the Prime Broker (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, theft, damage of key material, security breach or hack, and fraudulent transfer. The commercial crime insurance policy is intended to provide the Coinbase Insureds and their clients with some of the broadest and deepest insurance coverage in the crypto industry, with comprehensive coverage terms and conditions. This policy is renewed annually and the insurance amounts are subject to review and change. The Digital Asset Custodian has advised the Sponsor that this insurance is maintained at a commercially reasonable amount for the digital assets custodied on behalf of the Coinbase Insureds’ clients, including the Fund’s Digital Assets custodied by the Digital Asset Custodian. The insurance maintained by Coinbase Global is shared among all of the Coinbase Insured’s customers, is not specific to the Fund or to customers holding Digital Assets with the Digital Asset Custodian or Prime Broker, and may not be available or sufficient to protect the Fund from all possible losses or sources of losses. Further, the coverage will not be sufficient to fully cover losses for the Fund in the event of a catastrophic, large-scale or simultaneous incident affecting multiple Coinbase clients.

Coinbase Global may choose not to renew, or may be unable to renew any portion or all of these insurance policies, which may further expose the Trust and its Shareholders to the risk of loss. In addition, the Digital Assets insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Fund. While the Digital Asset Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Fund cannot be assured that the Digital Asset Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Fund’s digital assets.

Furthermore, under the Custodian Agreement, the Digital Asset Custodian’s liability is limited to the greater of (i) the aggregate amount of fees paid by the Fund to the Digital Asset Custodian in respect of the custodial services in the 12-month period prior to the event giving rise to such liability or (ii) the value of the supported digital assets on deposit in the Fund’s custodial account(s) giving rise to such liability at the time of the event giving rise to such liability; provided, that in no event shall Digital Asset Custodian aggregate liability in respect of each cold storage address exceed $100,000,000. In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement (the Custodian Agreement is part of the Prime Broker Agreement) will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Digital Asset Custodian’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Digital Asset Custodian is not liable, even if the Digital Asset Custodian has been advised of or knew or should have known of the possibility thereof. The Digital Asset Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Digital Asset Custodian. In the event of potential losses incurred by the Fund as a result of the Digital Asset Custodian losing control of the Fund’s Digital Assets or failing to properly execute instructions on behalf of the Fund, the Digital Asset Custodian’s liability with respect to the Fund will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Digital Asset Custodian directly caused such losses. Furthermore, the insurance maintained by the Digital Asset Custodian may be insufficient to cover its liabilities to the Fund.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited to the greater of (a) the aggregate amount of fees paid by a Fund to the Prime Broker in respect of the prime broker services in the 12-month period prior to the event giving rise to such liability or (b) the value of the supported digital assets giving rise to such liability; In addition, the Prime Broker’s defense and indemnity obligations under the Prime Broker Agreement will be limited, in the aggregate, to an amount equal to $2,000,000. Notwithstanding the foregoing, there is no liability limit for losses arising from the Prime Broker’s fraud or willful misconduct. With regard to any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Fund and the Prime Broker and its affiliates (including the Digital Asset Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Digital Asset Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Digital Asset Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Fund’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Digital Asset Custodian (in the case of the Vault Balance), and customers – including the Fund – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Prime Broker Agreement contains an agreement by the parties to treat the Digital Assets credited to the Fund’s Trade Balance and Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). In addition, the Custodian Agreement states that the Digital Asset Custodian will serve as fiduciary and custodian on the Fund’s behalf. The Digital Asset Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Digital Asset Custodian became subject to insolvency proceedings and a court were to rule that the custodied Digital Assets were part of the Digital Asset Custodian’s general estate and not the property of the Fund, then the Fund would be treated as a general unsecured creditor in the Digital Asset Custodian’s insolvency proceedings and the Fund could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Digital Asset Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Digital Asset Custodian, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Fund’s Digital Assets and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Fund’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the Digital Assets or cash in the Fund’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Fund does not have an identifiable claim to any particular Digital Assets (and cash). Instead, the Fund’s Trading Balance represents an entitlement to a pro rata share of the Digital Assets (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Fund’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Fund could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Fund and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Fund’s operations and the value of the Shares. There are no policies that would limit the amount of Digital Assets that can be held temporarily in the Trading Balance maintained by the Prime Broker.

Under the Declaration of Trust, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of Digital Assets by the Digital Asset Custodian or Prime Broker, absent gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor. As a result, the recourse of the Fund or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of Digital Assets by the Digital Asset Custodian or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Fund’s other service providers for the services they provide to the Fund, including, without limitation, those relating to the holding of Digital Assets or the provision of instructions relating to the movement of Digital Assets, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Fund, or the obligations or liabilities of any service provider to the Fund, including, without limitation, the Digital Asset Custodian and Prime Broker. The Prime Broker Agreement provides that none of the Coinbase Entities have recourse, whether by set-off or otherwise, with respect to any amounts owed or liabilities incurred by the Fund, to or against any assets of the Sponsor or any affiliate of such Sponsor. Consequently, a loss may be suffered with respect to the Fund’s Digital Assets that is not covered by the Digital Asset Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Fund or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Fund may face delays in buying or selling Digital Assets that may adversely impact Shareholders; if the Fund does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of Digital Assets (e.g., sales of Digital Assets to pay the Sponsor’s Fee and any other Fund expenses not assumed by the Sponsor, to the extent applicable, and purchases and sales in connection with cash creations and redemptions and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index), the Fund may borrow Digital Assets or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Fund to the extent such Digital Assets or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of Digital Assets related to cash creations and redemptions or the selling of Digital Assets related to paying the Sponsor’s Fee and, to the extent applicable, (2) Fund assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the CF Reference Rates’ prices used to determine the Fund’s NAV. To the extent that the execution price for purchases and sales of Digital Assets related to creations and redemptions and sales of Digital Assets in connection with paying the Sponsor’s Fee and any other Fund expenses deviate significantly from the CF Reference Rates’ prices used to determine the NAV of the Fund, the Shareholders may be negatively impacted because the added costs of such price deviations, which would be borne by the Authorized Participants, may be passed onto the Shareholders in the secondary market. The Fund generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Fund has granted a security interest, lien on, and right of set off against all of the Fund’s right, title and interest, in the Fund’s Trading Balance and Vault Balance established pursuant to the Prime Broker Agreement and Custodian Agreement, in order to secure the repayment by the Fund of the Trade Credits and financing fees to the Trade Credit Lender. Upon a failure by the Fund to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Fund in the form of Trade Credits, the Digital Asset Custodian and the Prime Broker have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Fund’s Vault Balance and Trading Balance respectively without further consent by the Fund. If the Fund fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Fund’s assets and liquidate them to repay the Trade Credit debt owed by the Fund to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Fund’s ability to create or redeem Creation Units, or could cause losses to the Fund.

The Prime Broker facilitates the buying and selling or settlement of Digital Assets by the Fund in connection with cash creations and redemptions between the Fund and the Authorized Participants, and the sale of Digital Assets, including to pay the Sponsor’s Fee and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index, any other Fund expenses, to the extent applicable, in connection with redemption transactions, and in extraordinary circumstances, to effect the liquidation of the Fund’s Digital Assets. The Prime Broker relies on bank accounts to provide its trading platform services, including temporarily holding any cash related to a customer’s purchase or sale of Digital Assets. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Fund’s Trading Balance, is held (i) in one or more omnibus accounts in the Prime Broker’s name for the benefit of customers at one or more U.S. insured depository institutions (each, an “FBO account”); (ii) with respect to US dollars, liquid investments, which may include but are not limited to U.S. treasuries and money market funds operating in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service) (“Money Market Funds”), in accordance with state money transmitter laws and (iii) in the Prime Broker’s omnibus accounts at Connected Trading Venues. The Prime Broker represents that it will title the FBO accounts it maintains with U.S. depository institutions and maintain records of the Fund’s interest in a manner designed to enable receipt of FDIC deposit insurance, where applicable and up to the deposit insurance limits applicable under FDIC regulations and guidance, on Fund cash for the Fund’s benefit on a pass-through basis. The Prime Broker, however, does not guarantee that pass-through FDIC deposit insurance will apply to Fund cash, since such insurance is dependent in part on compliance of the depository institutions. The Prime Broker may also title its accounts at some or all Connected Trading Venues and maintain records of Fund interests in those accounts in a manner consistent with FDIC requirements for pass-through deposit insurance, but availability of pass-through deposit insurance, up to the deposit insurance limits applicable under FDIC regulations and guidance, is also dependent on the actions of the Connected Trading Venues and any depository institutions they use, which may not be structured to provide pass-through deposit insurance. FDIC insurance applies to cash deposits at banks and other insured depository institutions in the event of a failure of that institution, and does not apply to the Prime Broker any Digital Assets held by the Prime Broker on Fund’s behalf. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Fund, or cause other operational disruptions or adverse effects for the Fund. In the future, it is possible that the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Fund could also suffer losses in the event that a bank in which the Prime Broker holds customer cash, including the cash associated with the Fund’s Trading Balance (which is used by the Prime Broker to move cash flows associated with the Fund’s orders to sell Digital Assets, fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Fund could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Fund’s Trading Balance associated with the Fund’s orders to sell Digital Assets in connection with payment of the Sponsor’s Fee, and to the extent applicable, other Fund expenses, could result in losses to the Fund, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Fund), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Fund may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at money market funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Fund could suffer losses.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Fund.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold Digital Assets with such Connected Trading Venues in order to effect customer orders, including the Fund’s orders. Cash may also be held in the Prime Broker’s omnibus account at the Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Fund. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s Digital Assets or cash that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Fund or perform its obligations under the Prime Broker Agreement, and the Fund could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer Digital Assets or cash, including Digital Assets or cash associated with the Fund, could result in losses to the Fund, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

The Fund may be terminated and liquidated at a time that is disadvantageous to Shareholders.

The Sponsor may terminate and liquidate the Fund or Trust for any reason in its sole discretion. See “Termination Events".

If the Sponsor determines that it is appropriate to terminate and liquidate the Fund, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of Digital Assets at such time is lower than the CF Reference Rates were at the time when Shareholders purchased their Shares. In such a case, when the Fund’s Digital Assets are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

The Declaration of Trust includes provisions that limit Shareholders’ voting rights and the ability to participate in shareholder derivative actions.

Under the Declaration of Trust, Shareholders generally have no voting rights and the Fund will not have regular Shareholder meetings. Shareholders take no part in the management or control of the Fund. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Declaration of Trust to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Fund that may be adverse to the interests of Shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Declaration of Trust, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action". In addition to the requirements of applicable law and in accordance with Section 3816(e), the Declaration of Trust includes conditions that require (1) a Shareholder or Shareholders to make a pre-suit demand upon the Sponsor to bring the subject action unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand on the Sponsor shall only be deemed not likely to succeed and therefore excused if the Sponsor has a personal financial interest in the transaction at issue) and (2) Shareholders eligible to bring a derivative action under the Delaware Statutory Trust Act who hold at least 10% of the outstanding Shares of the Trust, or 10% of the outstanding Shares of the Series or Class to which such action relates, must join in a request for the Sponsor to commence such action. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to these requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court. Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Declaration of Trust do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Declaration of trust limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

The non-exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Declaration of Trust may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Declaration of Trust provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the non-exclusive jurisdiction for any claims, suits, actions or proceedings, provided that suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Declaration of Trust also waives the right to trial by jury in any such claim, suit, action or proceeding, including any claim under the U.S. federal securities laws, to the fullest extent permitted by applicable law. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Declaration of Trust. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

The Sponsor is solely responsible for determining the value of the net asset value of the Fund, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor has the exclusive authority to determine the net asset value of the Fund. The Sponsor has delegated to the Administrator the responsibility to calculate the net asset value of the Fund, based on a pricing source selected by the Sponsor. The Administrator determines the net asset value of the Fund as of 4:00 p.m. ET, on each Business Day, as soon as practicable after that time. The Administrator’s determination is made utilizing data from the operations of the Fund and the CF Reference Rates, calculated at 4:00 p.m. ET, on such day. If the Sponsor determines in good faith that the CF Reference Rates do not reflect accurate Digital Asset prices, then the Sponsor will instruct the Administrator to employ an alternative method to determine the fair value of the Fund’s assets. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Administrator may calculate the CF Reference Rates in a manner that ultimately inaccurately reflects the price of Digital Assets. To the extent that the net asset value of the Fund, the CF Reference Rates, or the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor nor the Administrator may be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the CF Reference Rates or other valuation method used to calculate the net asset value of the Fund. Any such change in the CF Reference Rates or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

To the extent the methodology used to calculate the CF Reference Rates is deemed not to be consistent with GAAP, the Fund’s periodic financial statements may not utilize the Fund’s net asset value. The Fund’s periodic financial statements will be prepared in accordance with GAAP, including ASC Topic 820, and utilize an exchange-traded price from the principal market for Digital Assets as of the Fund’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Fund’s financial statements. To the extent that such valuation sources and policies used to prepare the Fund’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Fund. Moreover, the terms of the Declaration of Trust and the Sponsor Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Fund’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Fund.

Extraordinary expenses resulting from unanticipated events may become payable by the Fund, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Fund, with the exception of those described in “Business of the Fund—Fund Expenses”. Expenses incurred by the Fund but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of a Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Fund. The Sponsor will cause the Fund to either (i) sell Digital Assets held by the Fund or (ii) deliver Digital Assets in-kind to the Sponsor to pay Fund expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Fund may be required to sell or otherwise dispose of Digital Assets, at a time when the trading prices are depressed. The sale or other disposition of assets of the Fund in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●
The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. This means that the Sponsor does not speculatively sell Digital Assets at times when its price is high, or speculatively acquire Digital Assets at low prices in the expectation of future price increases. Consequently, if the Fund incurs expenses in U.S. dollars, the Fund’s Digital Assets may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

●
Because the Fund does not generate any income, every time that the Fund pays expenses, it will deliver Digital Assets to the Sponsor or sell Digital Assets. Any sales of the Fund’s Digital Assets in connection with the payment of expenses will decrease the amount of the Fund’s assets represented by each Share each time its Digital Assets are sold or transferred to the Sponsor.

The value of the Shares will be adversely affected if the Fund is required to indemnify the Sponsor, the Trustee, the Administrator, the Digital Asset Custodian or the Cash Custodian pursuant to its contractual arrangements.

Under the Declaration of Trust and the applicable agreements with various Fund service providers, each of the Sponsor, the Trustee, the Administrator and the Custodians has a right to be indemnified by the Fund for certain liabilities or expenses that it incurs without, depending on the applicable arrangement, negligence or gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, the Administrator, or the Custodians may require that the assets of the Fund be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Fund’s Digital Assets holdings and the value of the Shares.

Intellectual property rights claims may adversely affect the Fund and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Fund from operating and holding Digital Assets, or, receiving, on a temporary basis pending a determination by the Sponsor as to whether the Fund has received a non-Digital Asset token, Incidental Rights or IR Virtual Currency. However, third parties may assert intellectual property rights claims relating to the operation of the Fund and the mechanics instituted for the investment in, holding of and transfer of Digital Assets, or in connection with the receipt (on a temporary basis) of Incidental Rights or IR Virtual Currency. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Fund through the sale or transfer of its Digital Assets, or disposition of Incidental Rights or IR Virtual Currency including in connection with disclaiming or irrevocably abandoning other crypto assets as determined by the Sponsor. Additionally, a meritorious intellectual property rights claim could prevent the Fund from operating and force the Sponsor to terminate the Fund and liquidate its Digital Assets. As a result, an intellectual property rights claim against the Fund could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Fund and the Shares

Digital asset markets in the U.S. exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of Digital Assets or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of Digital Assets, validator activity, digital wallets, the provision of services related to trading and custodying Digital Assets, the operation of the Digital Asset’s networks, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including Digital Assets, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or Digital Assets in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Fund to continue to operate.

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Digital Assets and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

Moreover, President Trump has issued executive orders addressing the administration’s intention to establish comprehensive digital asset regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and Digital Assets held by the Fund specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Fund and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the U.S. Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling Digital Assets and therefore may adversely affect the price of Digital Assets and an investment in the Shares.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Digital Asset networks, to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether Digital Assets that have been associated with such addresses in the past can be easily sold. This “tainted” Digital Assets may trade at a substantial discount to untainted Digital Assets. Reduced fungibility in the Digital Assets markets may reduce the liquidity of Digital Assets and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities".

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in certain digital asset business activities. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of Digital Assets and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Digital Asset’s networks were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. For example, “privacy pools,” zero knowledge proofs, and other technologies that could enhance privacy have been discussed by participants in the Ethereum network. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Ethereum network were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many virtual currency exchanges, or the Fund’s service providers, such as the Prime Broker or Cash Custodian - to reduce support for or cease offering services for ether or to the Fund, which could impair the utility of ether, the value of the Shares and the Fund’s ability to operate in compliance with new laws and regulations.

A determination that the Digital Assets or any other digital asset is a “security” may adversely affect the value of a Digital Asset and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Fund.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by its previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin or ether to be securities, at least currently, and the staff has reportedly provided informal assurances to a handful of promoters that their digital assets are not securities. However, a recent federal court decision ruled that the SEC has not to date issued a definitive statement of its position on whether ether is a security for purposes of federal law. HODL Law, PLLC v. Securities and Exchange Commission, Case No. 22-cv-1832-L-JLB, 2023 WL 4852322 (Jul. 28, 2023), at *6. Additionally, although the federal district court in the Southern District of New York has recently held that under certain transaction structures, SOL is not a security, this ruling is not yet definitive and the Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of SOL under U.S. law. On the other hand, the SEC under the prior administration brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. Under the prior administration, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “digital asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”). The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that Digital Assets are not securities and the ultimate impact of these dismissals is yet unknown. Several other digital asset market participants have also announced that the SEC informed them that the SEC was terminating its investigation or enforcement action into their firm. The final outcome of these lawsuits (to the extent not yet dismissed), their effect on the broader digital asset ecosystem and the reputational impact on industry participants, remain uncertain.

Fraud or manipulation may also affect the constituent trading platforms used to calculate the CF Benchmarks Index. For example, Coinbase paid $6.5 million in 2021 to settle a CFTC enforcement action for reckless false, misleading, or inaccurate reporting as well as wash trading by a former employee on Coinbase’s GDAX platform. According to the CFTC’s order, during the relevant period prior to the enforcement action, Coinbase operated at least two trading programs which generated orders that, at times, matched with one another. Coinbase included the transactional information for these transactions, such as price and volume data, on its website and provided that information to reporting services, either directly or through access to its website, resulting in a perceived volume and level of liquidity of digital assets, on GDAX that was false, misleading or inaccurate.

The CFTC has for years considered digital assets to be commodities subject to its regulatory jurisdiction, and digital asset futures have been listed for years on CFTC-regulated exchanges while cleared digital asset swaps have been listed for trading on CFTC-regulated swap execution facilities not registered with the SEC without being deemed “mixed swaps” subject to joint CFTC and SEC jurisdiction to the Sponsor’s knowledge.

As part of determining whether a Digital Asset is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of Digital Assets as securities (or not). Finally, the Sponsor discusses the security status of Digital Assets with its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that Digital Assets are not securities in light of the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that Digital Assets may in the future be found by the SEC or a federal court to be securities notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may terminate and liquidate the Fund if the Sponsor determines Digital Assets are securities under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, and because the SEC has not taken a definitive position, for so long as the Sponsor believes there to be good faith grounds to conclude that the Fund’s Digital Assets are not securities, the Sponsor does not intend to dissolve the Fund on the basis that Digital Assets could at some future point be determined to be securities.

Any enforcement action by the SEC or a state securities regulator asserting that Digital Assets are securities, or a court decision to that effect would be expected to have an immediate material adverse impact on the trading value of Digital Assets, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. The New York Attorney General alleged in a lawsuit filed in March 2023 that ether was a security under New York and federal securities law and that a cryptocurrency exchange that deals in ether, unlawfully failed to register as a securities dealer under New York state law. However, the New York Attorney General alleged in the alternative in the same case that ether was a commodity under both New York state and federal law.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if Digital Assets are determined to be securities, the Fund could be considered an unregistered “investment company” under SEC rules, which could necessitate the Fund’s liquidation. In this case, the Fund and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Fund under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Fund’s activities comply with applicable law, which could force the Sponsor to liquidate the Fund.

Moreover, whether or not the Sponsor or the Fund were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Fund, in order, if possible, to liquidate the Fund’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that Digital Assets are securities, it is likely that the value of the Shares of the Fund would decline significantly, and that the Fund itself may be terminated and, if practical, its assets liquidated.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or crypto asset platforms, which could adversely impact the value of Digital Assets and therefore the value of the Shares.

Regulatory changes or actions in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, validating activity or the operation of their networks or the digital asset platform market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks, the digital asset markets (including the Digital Assets markets), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with validating, it would have a material adverse effect on digital asset networks, the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and will apply from 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of Digital Assets. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Fund, or the Digital Assets are impossible to predict, but such change could be substantial and adverse to the Fund and the value of the Shares.

Furthermore, legal claims have been filed in the United Kingdom by an entity associated with an individual named Craig Wright. The entity alleges that the private keys to bitcoin purportedly worth several billion dollars were rendered inaccessible to it in a hack, and advances a series of novel legal theories in support of its request that the court compel certain core developers associated with the Bitcoin network to either somehow transfer the bitcoin out of the bitcoin address to which the entity no longer can access the private keys to a new bitcoin address that it currently does control, or alternatively amend the source code to the Bitcoin network itself to restore its access to the stranded bitcoin. In 2022, the High Court dismissed the claims, finding that the entity had not established a serious issue to be tried. However, in February 2023, the Court of Appeals unanimously overruled the High Court’s decision, holding that there was a serious issue to be tried. If a court decides to grant the relief requested, it is possible that wide-ranging and fundamental changes to the source code, operations, and governance of, and basic principles underlying, the Bitcoin network might be required, and a loss of public confidence in the Bitcoin network could result. Alternatively, bitcoin could face obstacles to use or in the United Kingdom, which could reduce adoption. Courts in other jurisdictions could take similar positions. These or other possible outcomes could lead to a decrease in the value of bitcoin, which could negatively impact the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Digital Asset’s networks and the value of the Shares.

Digital Asset mining activities are inherently energy-intensive and electricity costs account for a significant portion of the overall mining costs. The availability and cost of electricity will restrict the geographic locations of mining activities. High costs of electricity may incentivize miners to redirect their resources to other validation protocols, such a proof-of-stake blockchains, or abandon their validation activities entirely. A significant decrease in the computational resources dedicated to the Digital Asset network’s validation protocol could reduce the security of the network which may erode a Digital Asset’s viability as a store of value or means of exchange. In addition, the significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for Digital Asset mining activities or government measures restricting or prohibiting the use of electricity for Digital Asset mining activities. Any such developments could lower the demand for a Digital Asset and have a material and adverse effect on the price of Digital Assets.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2024, approximately 671 million tera hashes were performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin network by making it easier for a malicious actor or botnet to manipulate the Bitcoin network. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin network, and consequently adversely impact the value of the Shares.

In addition, because of the high energy usage required for Digital Asset mining, Digital Assets may be subject to regulation stemming from energy usage and/or climate concerns. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Digital Asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede Digital Asset mining and/or Digital Asset use more broadly. For example, on May 26, 2021, Iran placed a temporary ban on bitcoin mining in an attempt to decrease energy usage and help alleviate blackouts. New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of Digital Assets, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for Digital Asset miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of Digital Assets.

If regulators subject the Fund or the Sponsor to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Fund or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of the Fund or the Sponsor cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Fund or the Sponsor may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Fund or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Fund or the Sponsor to incur extraordinary expenses. If the Fund or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. The Sponsor may decide to discontinue and wind up the Fund. A dissolution of the Fund in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Additionally, to the extent the Fund or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Fund or the Sponsor, and have a material adverse effect on the price of the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Digital Asset blockchains, a buyer or seller of digital assets on a peer-to-peer basis directly on the Digital Asset networks, respectively, may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset mixing application consisting of a website, user interface and smart contracts designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that the Digital Asset networks are global and anyone can program DApps or smart contracts that will operate and record transactions on the Digital Asset’s Blockchain, and the fact that their creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.

The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or prominent DApp or smart contract were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Fund, the Sponsor or another Fund service provider were to transact with a sanctioned entity, the Fund, the Sponsor or service provider would be at risk of potential criminal or civil lawsuits or liability.

The Fund takes measures with the objective of reducing illicit financing risks in connection with the Fund’s activities. However, illicit financing risks are present in the digital asset markets, including markets for the Digital Assets. There can be no assurance that the measures employed by the Fund will prove successful in reducing illicit financing risks, and the Fund is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks materialize, the Fund, the Sponsor or other key service providers and/or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Fund’s ability to operate or cause losses in value of the Shares.

In accordance with applicable regulation, affiliates of the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Fund will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants, the Prime Broker and Digital Asset Custodian. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Fund. As a result, the Sponsor has in place processes and controls designed to ensure that a situation would not arise where the Fund would engage in transactions with a counterparty whose identity the Sponsor and the Fund did not know. The risk remains, however, given the nature of crypto assets and blockchain technology, that transactions will be sent to the Fund from a counterparty whose identity is unknown in an unsolicited “dusting” attack by a third party.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Broker and Digital Asset Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Fund will only accept creation and redemption requests from Authorized Participants and trade with Digital Assets counterparties who have each represented to the Fund that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Fund will not hold any Digital Assets except those that have been purchased on behalf of the Fund via the Prime Broker or other executing agent/broker in connection with creations and redemptions. Moreover, the Prime Broker has represented to the Fund that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating Digital Assets deposits to, and withdrawals from, the Fund’s Trading Balance, as required by law.

The Prime Broker and Digital Asset Custodian have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Fund do not transact with a sanctioned party. The Prime Broker performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Broker’s blockchain analytics screening program, any a Digital Asset that is delivered to the Fund’s account will undergo screening designed to assess whether the origins of that digital asset are illicit.

The Prime Broker conducts screening on transactions by an Authorized Participant to determine whether transactions are in violation of certain applicable sanctions laws. The Prime Broker and its affiliates, including the Digital Asset Custodian, will (a) block or reject the deposit into the Fund’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Fund of its actions, so long as permitted by applicable law. However, there is no guarantee that such procedures will always be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in a transaction identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Fund. Moreover, the Custodian Agreement requires the Fund to withdraw and deposit assets to public blockchain addresses and accounts for which the Fund has conducted the necessary “know your customer” and anti-money laundering due diligence. Although the Fund arranges for such diligence to be performed, including by the Fund’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. If the Authorized Participants, including on behalf of their designee(s), have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Fund’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Fund, the Sponsor or other Fund service providers or their respective affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Digital Asset Custodian, under the Prime Broker Agreement and Custodian Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Fund’s ability to operate

Regulatory changes or interpretations could obligate the Fund or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Fund.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which Digital Assets are treated. In particular, Digital Assets may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Fund cannot be certain as to how future regulatory developments will impact the treatment of Digital Assets under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Fund. If the Sponsor decides to terminate the Fund in response to the changed regulatory circumstances, the Fund may be terminated or liquidated at a time that is disadvantageous to Shareholders.

To the extent that Digital Assets are deemed to fall within the definition of a “commodity interest” under the CEA, the Fund and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Fund, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s Digital Assets at a time that is disadvantageous to Shareholders.

To the extent that Digital Assets are deemed to fall within the definition of a security under U.S. federal securities laws, the Fund, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Fund, thereby materially and adversely impacting the Shares. If the Sponsor determines it is not feasible or desirable to comply with such additional regulatory and registration requirements, the Sponsor will likely terminate the Fund. Any such termination could result in the liquidation of the Fund’s Digital Assets at a time that is disadvantageous to Shareholders.

In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including Digital Assets. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities” under the federal securities laws and the timeline and outcome of such action is uncertain at this time. Finally, the SEC’s Division of Examinations (“Examinations”) has stated that digital assets are an examination priority for 2025. In particular, Examinations has expressed its intent to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving digital assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

The SEC has recently proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover all digital assets, including Digital Assets, and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including Digital Assets. The Sponsor is studying the impact that such amendments may have on the Fund and its arrangements with the Digital Asset Custodian and Prime Broker. It is possible that such amendments, if adopted, could prevent the Digital Asset Custodian and Prime Broker from serving as service providers to the Fund, or require potentially significant modifications to existing arrangements under the Custody Agreement and Prime Broker Agreement, which could cause the Fund to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Digital Asset Custodian and Prime Broker currently play, the Fund’s operations (including in relation to creations and redemptions of Creation Units and the holding of Digital Assets) could be negatively affected, the Fund could be terminated (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Fund could be affected.

Further, the proposed amendments could have a severe negative impact on the price of Digital Assets and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to Digital Assets, or causing certain holders of Digital Assets to sell their holdings.

U.S. Federal Income Tax Considerations

The Fund could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of your Shares.

The Trust intends to cause the Fund to be classified as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. The Fund has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that the Fund is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to Shareholders, the Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although the Sponsor does not currently intend to make distributions with respect to Shares, any such distributions would be taxable to Shareholders as dividend income to the extent of the Fund’s current and accumulated earnings and profits, then treated as a tax-free return of capital to the extent of the Shareholder’s basis in the Shares (and will reduce the basis), and, to the extent it exceeds a Shareholder’s basis in such Shares, as capital gain for Shareholders who hold their Shares as capital assets. Taxation of the Fund as a corporation could materially reduce the after-tax return on an investment in Shares and could substantially reduce the value of your Shares.

Shareholders could incur a tax liability without an associated distribution of the Fund.

In the normal course of business, it is possible that the Fund could incur a taxable gain in connection with the sale of Digital Assets (such as sales of Digital Assets, including to obtain fiat currency with which to pay the Sponsor’s Fee or Fund expenses and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index, as well as deemed sales of Digital Assets as a result of the Fund using Digital Assets to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Shareholders may be subject to tax due to the partnership status of the Fund even though there is not a corresponding distribution from the Fund.

Shareholders of the Fund may recognize significant amounts of ordinary income and short-term capital gain.

Due to the investment strategy of the Fund, the Fund may realize and pass through to Shareholders significant amounts of ordinary income and short-term capital gains as opposed to long-term capital gains. Ordinary income and short-term capital gains are generally taxed at higher U.S. federal income tax rates than the preferential U.S. federal income rates applicable to long-term capital gains.

Limitations on Deduction of Fund Expenses.

Certain Shareholders (generally, all Shareholders subject to tax other than widely held corporations) may be subject to limitations on the deduction of their shares of the Fund’s losses and deductions, including the at-risk rules, passive loss rules, rules restricting the deduction of investment interest, limitations on the deductions of capital losses and the rules governing the deduction of miscellaneous itemized deductions (which deductions presently are suspended).

Items of income, gain, deduction, loss and credit with respect to Shares could be reallocated and the Fund itself could be liable for U.S. federal income tax along with any interest or penalties if the IRS does not accept the assumptions and conventions applied by the Fund in allocating those items, with potential adverse consequences for you.

The Fund intends to be treated as a partnership for U.S. federal income tax purposes. The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to publicly traded partnerships such as the Fund, is in many respects uncertain. The Fund will apply certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects Shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Code, and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge our allocation methods and require us to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects you.

The Fund may be liable for U.S. federal income tax on any “imputed underpayment” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed underpayment generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If the Fund is required to pay any U.S. federal income tax on any imputed underpayment, the resulting tax liability would reduce the net assets of the Fund and would likely have an adverse impact on the value of the Shares. In such a case, the tax liability would in effect be borne by Shareholders that own Shares at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning Shares for the tax year under audit. Under certain circumstances, the Fund may be eligible to make an election to cause Shareholders to take into account the amount of any imputed underpayment, including any interest and penalties. The ability of a publicly traded partnership such as the Fund to make this election is uncertain. If the election is made, the Fund would be required to provide Shareholders who owned beneficial interests in the Shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “- Other U.S. Federal Income Tax Matters".

No Deduction for Qualified Publicly Traded Partnership Income.

There is a 20% deduction for "qualified publicly traded partnership income" within the meaning of Section 199A(e)(4) of the Code. In general, "qualified publicly traded partnership income" for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable in determining taxable income for the year, but does not include certain investment income. It is currently not expected that the Fund's income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund's items of income, gain, deduction and loss.

Shareholders will receive partner information tax returns on Schedule K-1, which could increase the complexity of tax returns.

The partner information tax returns on Schedule K-1, which the Fund will distribute to Shareholders, will contain information regarding the income items and expense items of the Fund. The Fund may not be able to provide final Schedules K-1 to Shareholders for any given fiscal year until significantly after April 15 of the following year. The Fund will provide Schedules K-1 as soon as practicable after receipt of all of the necessary information. Shareholders should be prepared to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local level.

If the Fund is required to withhold tax with respect to any Non-U.S. Shareholders, all Shareholders may bear the cost of such withholding.

Under certain circumstances, the Fund may be required to pay withholding tax with respect to allocations to Non-U.S. Shareholders. Although the Declaration of Trust provides that any such withholding will be treated as being distributed to the Non-U.S. Shareholder, the Fund may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. Shareholder on whose behalf such amounts were withheld since the Fund does not intend to make any distributions. Under such circumstances, all Shareholders may bear the economic cost of the withholding, not just the Shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of your Shares.

The treatment of digital currency for U.S. federal income tax purposes is uncertain.

Due to the new and evolving nature of digital currencies and the absence of comprehensive guidance with respect to digital currencies, many significant aspects of the U.S. federal income tax treatment of digital currency are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital currencies. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Fund will hold certain types of digital currency that are not within the scope of the Notice.

As noted above, with respect to any airdrop of any non-Digital Asset token, including Incidental Rights and/or IR Virtual Currency, or in the event of a fork where it has been determined, in the discretion of the Sponsor, that the crypto asset received by the Fund is not a Digital Asset, or any similar event, the Sponsor will cause the Fund to irrevocably abandon such other crypto assets.

There can be no assurance that the IRS will not alter its position with respect to digital currencies in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital currencies for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital currencies for U.S. federal income tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of Digital Assets in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their own tax advisers regarding the tax consequences of owning and disposing of Shares and digital currencies in general.

Future developments regarding the treatment of digital currency for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital currency, such as Digital Assets, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital currency, including on the price of Digital Assets in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital currencies, it is not possible to predict potential future developments that may arise with respect to digital currencies, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Fund to continue to be treated as a partnership for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York and New Jersey, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital currencies for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies. It is unclear what further guidance on the treatment of digital currencies for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of Digital Assets may have negative consequences, including the imposition of a greater tax burden on investors in Digital Assets or the imposition of a greater cost on the acquisition and disposition of Digital Assets generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Digital Assets users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Digital Assets in such jurisdiction.

Any future guidance on the treatment of digital currencies for state, local or non-U.S. tax purposes could increase the expenses of the Fund and could have an adverse effect on the prices of digital currencies, including on the price of Digital Assets in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

A hard “fork” of a Digital Asset blockchain could result in Shareholders incurring a tax liability.

If a hard fork occurs in a Digital Asset blockchain, the Fund could temporarily hold both the original Digital Assets and the alternative new Digital Assets. The IRS has held that a hard fork resulting in the creation of new units of cryptocurrency is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Declaration of Trust provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute Digital Assets. The Fund shall treat whichever asset the Sponsor determines is not Digital Assets as Incidental Rights or IR Virtual Currency.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

The receipt, distribution and/or sale of the alternative Digital Assets may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Fund. The Sponsor and its affiliates have no fiduciary duties to the Fund or its Shareholders, which may permit them to favor their own interests to the detriment of the Fund and its Shareholders.

The Sponsor will manage the affairs of the Fund. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Fund and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Fund and its Shareholders. These potential conflicts include, among others, the following:

●
the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Fund and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●
the Trust, on behalf of the Fund, has agreed to indemnify the officers, affiliates, directors, employees or agents of the Trustee and the shareholders, members, directors, officers, employees, affiliates and subsidiaries of the Sponsor pursuant to the Declaration of Trust;

●
the Sponsor is responsible for allocating its own limited resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

●
the Sponsor and its staff also service affiliates of the Sponsor and their respective clients, and may also service other digital asset investment vehicles (including serving as the sponsor of other digital asset related exchange-traded products such as the Franklin Bitcoin ETF, Franklin Ethereum ETF, Franklin XRP ETF, and Franklin Solana ETF), and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Fund;

●
the Sponsor’s trading decisions for the Fund may be influenced by the effect they would have on the on the other funds and accounts it manages;

●
the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Fund;

●
affiliates of the Sponsor may have substantial direct investments in Digital Assets, stablecoins (such as USDC), or other digital assets or companies in the digital assets ecosystem that they are permitted to manage taking into account their own interests without regard to the interests of the Fund or its Shareholders, and any increases, decreases or other changes in such investments could affect the CF Reference Rates’ prices and, in turn, the value of the Shares;

●
The Sponsor’s and its affiliates’ positions on changes that should be adopted in various Digital Asset networks could be adverse to positions that would benefit the Fund or its shareholders. Additionally, before or after a hard fork on the network of a digital asset held by the Fund, the Sponsor’s and its affiliates’ positions regarding which fork among a group of incompatible forks of such network should be considered the “true” network could be adverse to positions that would most benefit the Fund;

●
the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Fund, including vendors with respect to valuation of the Fund’s assets; and

●
the Sponsor may appoint an agent to act on behalf of the Shareholders, which agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, Shareholders agree and consent to the provisions set forth in the Declaration of Trust.

Investment vehicles advised or managed by affiliates of the Sponsor may, from time to time, hold an interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Fund’s Prime Broker and operates one of the digital asset platforms included in the CF Reference Rates prices and is the parent of the Digital Asset Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, and may take positions in Coinbase Global, the publicly traded parent of Coinbase Inc. which operates the Coinbase platform and serves as the Fund’s Prime Broker. The Fund values its digital assets by reference to the CF Reference Rates prices. Coinbase is one of the digital asset platforms included in the CF Reference Rates. The Sponsor values its digital assets by reference to the CF Reference Rates’ prices.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of Digital Assets in order to increase the Sponsor’s fees. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Digital Asset Custodian, Coinbase Custody Trust Company, LLC. The Digital Asset Custodian serves as a fiduciary and custodian on the Fund’s behalf, and is responsible for safeguarding digital assets held by the Fund, and holding the private keys that provide access to the Fund’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Digital Asset Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Digital Asset Custodian’s interests over the interests of the Fund or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Digital Asset Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Fund but that could harm the Digital Asset Custodian. This could make the Fund’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Fund and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Fund.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Fund for any length of time. If the Sponsor discontinues its activities on behalf of the Fund and a substitute sponsor is not appointed, the Fund will terminate and liquidate its Digital Assets.

Appointment of a substitute sponsor will not guarantee the Fund’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Fund will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Fund and the Fund may terminate.

Although the Digital Asset Custodian is a fiduciary with respect to the Fund’s assets, it could resign or be removed by the Sponsor, which may trigger early dissolution of the Fund.

The Digital Asset Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Fund’s Digital Assets in trust on the Fund’s behalf. However, the Digital Asset Custodian may terminate the Custodian Agreement for cause at any time, and the Digital Asset Custodian can terminate the Custodian Agreement for any reason upon providing the applicable notice provided under the Custodian Agreement. If the Digital Asset Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed, the Sponsor may terminate the Fund in accordance with the terms of the Declaration of Trust.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Fund.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel was appointed to represent investors in connection with the formation of the Fund or the establishment of the terms of the Declaration of Trust and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders and Authorized Participants lack the right under the Custodian Agreement to assert claims directly against the Digital Asset Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim against the Digital Asset Custodian. Claims under the Custodian Agreement may only be asserted by the Sponsor on behalf of the Fund.

Risk Factors Related to ERISA

It is possible that the underlying assets of the Fund will be deemed to include “plan assets” for the purposes of Title I of ERISA or Section 4975 of the Code. If the assets of the Fund were deemed to be “plan assets,” this could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Fund and (ii) the possibility that certain transactions in which the Fund might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Fund from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Fund could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Sponsor. There may be other federal, state, local, non-U.S. law or regulation that contains one or more provisions that are similar to the foregoing provisions of ERISA and the Code that may also apply to an investment in the Fund.

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Fund and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Fund by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 1C.
Cybersecurity

Cybersecurity Risk Management Strategy and Governance Overview

The Trust and the Fund do not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust and the Fund. The Sponsor is a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI maintains global, firm-wide policies and procedures governing matters relating to crisis management, corporate continuity, business continuity planning and disaster recovery, enterprise business resilience, and corresponding risk mitigation processes and systems in these areas (collectively referred to as the “Global Corporate Continuity Program”).

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

FRI has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, FRI’s cybersecurity program is organized around the following program domains:

•
Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks

•
Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

•
Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program

•
Respond to incidents regardless of source or causality

•
Recover through planning, improvements and communications (external and internal)

•
Conduct after-action evaluation to identify what went well, what did not go well and improve FRI’s systems after an issue

FRI employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis. FRI maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact FRI’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within FRI’s NIST framework, and risk identification and mitigation are supported by FRI’s Global Corporate Continuity Program. FRI also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Assessment of Cybersecurity Risks

As of December 31, 2025, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

None.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of March 27, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)
Franklin Crypto Index ETF Shares are listed on the Cboe BZX Exchange under the symbol “EZPZ” and have been listed since February 20, 2025. As of December 31, 2025, there were approximately 44 DTC participating shareholders of record of the Trust. Because most of the Fund’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 1 Creation Unit (comprising 50,000 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by the Authorized Participants during the period:

Period	Total Shares of Redeemed	Average Price per Share

October 1, 2025 - October 31, 2025	-	$-
November 1, 2025 - November 30, 2025	50,000	24.41
December 1, 2025 - December 31, 2025	-	-

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Crypto Index ETF (the “Fund”), which is the sole series of the Trust. The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

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

The Fund generally seeks to reflect the performance of the Digital Assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of December 31, 2025, the Underlying Index’s constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

The Fund issues Shares only to eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol "EZPZ". The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Asset as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading one or more Digital Assets for other Digital Assets). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any Digital Assets network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Fund’s website.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements.

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each business day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the prices of the Digital Assets comprising the Index. In determining the NAV of the Trust on any business day, the Administrator will calculate the price of the Digital Assets held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index as the index prices to be used when determining NAV. However, determining the value of the Trust’s Digital Assets using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Digital Assets are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Digital Assets based on the prices provided by the Digital Assets markets that the Trust considers the “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share".

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policy

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of digital assets, a critical accounting policy that is important to understanding the results of operations and financial position presented herein, is provided in the section entitled “Calculation of Net Asset Value, Valuation of Digital assets and The CF Benchmark Index” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

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

For the period February 20, 2025 (Date of Commencement of operations) to December 31, 2025*

For the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025, 400,000 Shares were issued in exchange for 84.4611 bitcoin, 465.0928 ether, 110,104.7538 XRP, 898.2848 solana, 249,776.4329 doge, 71,054.8870 cardano, 1,077.7792 LINK, and 48,221.6058 XLM, and 50,000 shares were redeemed in exchange for 11.0785 bitcoin and 60.8487 ether. The Fund’s NAV per Share began the period at $25.13 and ended the period at $22.70 which represents a 9.67% decrease. During the same period the Fund accrued the Sponsor's Fee of $9,294 less waiver of $4,044. During the same period the Fund's Underlying Index fell from 12,526.96 to 11,267.43, a decline of 10.05%.

Net realized loss and change in unrealized depreciation on investment in Digital Assets for the period ended December 31, 2025, was approximately $1,536,361 which includes net realized loss from Digital Assets sold for the redemption of shares and sold to pay expenses of $125,891 and net realized loss from Digital Assets sold for rebalancing of $173,126 and a net change in unrealized depreciation on investment in Digital Assets of approximately $1,237,344. Net assets increased to approximately $10,215,391 on December 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $9,243,624.

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $9,294 less waiver of $4,044. The net Sponsor’s Fee for the period post waiver was $5,250. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

The Fund will sell Digital Assets as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading one or more Digital Assets for other Digital Assets). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

Off-Balance Sheet Arrangements

At December 31, 2025, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of CF Institutional Digital Asset Index – US – Settlement Price

As movements in the price of the Benchmark (CF Institutional Digital Asset Index - US - Settlement Price) are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of CF Institutional Digital Asset Index - US - Settlement Price. Past movements in the Benchmark Index price are not indicators of future movements.

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from February 20, 2025 to December 31, 2025.

CF Institutional Digital Asset Index - US - Settlement Price
February 20, 2025 to December 31, 2025
19,000
17,000
15,000
13,000
11,000
9,000
7,000
5,000
3,000
1,000
2/20/2025
3/5/2025
3/18/2025
3/31/2025
4/13/2025
4/26/2025
5/9/2025
5/22/2025
6/4/2025
6/17/2025
6/30/2025
7/13/2025
7/26/2025
8/8/2025
8/21/2025
9/3/2025
9/16/2025
9/29/2025
10/12/2025
10/25/2025
11/7/2025
11/20/2025
12/3/2025
12/16/2025
12/29/2025

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
February 20, 2025 to December 31, 2025	13,096.92	16,692.87	October 6, 2025	9,329.38	April 8, 2025	11,267.43	December 31, 2025

Item 7A.
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

Item 8.
Financial Statements and Supplementary Data

The following summarized financial information presents the results of operations and other data for the period February 20, 2025 (Date of commencement of operations) through December 31, 2025:

	For the period February 20, 2025 (Date of Commencement of operations) through March 31, 2025	Three Months ended June 30, 2025	Three Months ended September 30, 2025	Three Months ended December 31,2025	For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025

Net investment income (loss)	$-	$-	$(1,009)	$(4,241)	$(5,250)
Net realized and change in unrealized gain (loss)	(405,109)	974,203	459,930	(2,565,385)	(1,536,361)
Net increase (decrease) in net assets resulting from operations	(405,109)	974,203	458,921	(2,569,626)	(1,541,611)
Net increase (decrease) in net asset value per share	$(3.21)	$6.50	$2.40	$(7.48)	$(7.15)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of December 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of December 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2025.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

David Mann – President and Chief Executive Officer

Matthew Hinkle – Chief Financial Officer

Vivek Pai – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust's and/or the Fund's investments as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Franklin Templeton has adopted an insider trading policy that applies to all employees of FRI and its subsidiaries, collectively, Franklin Templeton. Franklin Templeton believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Franklin Templeton's insider trading policy is filed as Exhibit 19.1 to this report.

Item 11.
Executive Compensation

The Trust does not have any directors or executive officers. The only ordinary expense paid by the Fund is the Sponsor’s fee.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans: Not applicable.

Security Ownership of Certain Beneficial Owners and Management:

a.)
Not applicable.

b.)
Not applicable.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.
Principal Accounting Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor fee, for the period of February 20, 2025 (Date of Commencement of operations) to December 31, 2025, was:

2025*
Audit fees	$145,675
Audit-related fees	—
Tax fees	135,000
All other fees	—

Total	$280,675

*
For the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PwC for professional services for the audit of the Trust’s and the Fund’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s and the Fund’s financial statements.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description

3.1	Certificate of Trust of Franklin Crypto Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S‑1 (File No. 333-281615) filed by the Registrant on August 16, 2024

4.1
Second Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.3	Coinbase Custody Custodial Services Agreement. (included in Exhibit 10.1)

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.5
Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.6
Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.8	Index Sublicensing Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

19.1(1)	Code of Ethics and Business Conduct

23.2 (1)
Consents of Stradley Ronon Stevens & Young, LLP are incorporated by reference to Exhibit 5.1 and Exhibit 8.1 of the Registration Statement on Form S-1 (File 333-281615) filed by the Trust on February 14, 2025.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

97.1(1)	Compensation Recovery Policy

101.INS (1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1)
Filed herewith.

Item 16.
Form 10-K Summary

None.

GLOSSARY OF DEFINED TERMS

In this Annual Report, each of the following terms has the meaning set forth below:

“Administration Agreement” — The Fund Administration and Accounting Agreement between the Administrator and the Fund.

“Administrator” — The Bank of New York Mellon.

“Affiliate” — Any affiliates of the Sponsor and the Marketing Agent (including Franklin Resources, Inc., each of its affiliates, directors, partners, trustees, managing members, officers and employees).

“airdrop” — An occurrence where holders of a particular digital asset may be entitled to claim a certain amount of a new digital asset for free, based on the fact that they hold such particular digital asset.

“API” — Application Programming Interface.

“Article 8” — Article 8 of the New York Uniform Commercial Code.

“ASC Topic 820” — The Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures".

 “Authorized Participant” — A person who, at the time of submitting an order to create or redeem one or more Creation Units (i) is a registered broker-dealer, (ii) is a DTC Participant or an Indirect Participant, and (iii) has in effect a valid Authorized Participant Agreement.

“Authorized Participant Agreement” — An agreement entered into by an Authorized Participant, the Sponsor and the Administrator that provides the procedures for the creation and redemption of Creation Units.

“Bitcoin blockchain” — The blockchain ledger for Bitcoin.

“Bitcoin network” — Bitcoin blockchain and any digital asset network, including the Bitcoin peer-to-peer network.

“BitLicense” — A business license under 23 New York Codes, Rules and Regulations (NYCRR) Part 200.

“Blobs” — Binary Large Objects.

“BMR” — The UK Benchmarks Regulation.

"BSA" — U.S. Bank Secrecy Act, as amended.

“BNYM” — The Bank of New York Mellon.

“Business Day” — Any day other than: (1) a Saturday or a Sunday, or (2) a day on which the Cboe BZX Exchange is closed for regular trading.

“Cash Custodian” — The Bank of New York Mellon.

“Cash Settled” — When the relevant futures contract expires, if the value of the underlying asset exceeds the futures contract price, the seller pays to the purchaser cash in the amount of that excess, and if the futures contract price exceeds the value of the underlying asset, the purchaser pays to the seller cash in the amount of that excess.

“CBDCs” — Digital forms of legal tender, called central bank digital currencies, introduced by central banks in various countries.

“Cboe BZX Exchange” — Cboe BZX Exchange, Inc.

“CB Return Cure” — the failure of any Coinbase Entity to sell or withdraw or transfer the Fund’s Digital Assets in accordance with the Fund’s instructions within the time periods set forth in the Prime Broker Agreement and such failure is not cured within two (2) business days following the Fund providing written notice to the relevant Coinbase Entity.

“CF Reference Rates” — The New York Variant, U.S. dollar trading pair version of the CF Reference Rate for each of the Digital Assets held by the Fund.

“CFPB” — The Consumer Financial Protection Bureau.

“CFTC” — The U.S. Commodity Futures Trading Commission.

“Client Account” — Other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts that various divisions and units within Franklin Templeton manage or advise.

“CME” — Chicago Mercantile Exchange.

“Code” — The United States Internal Revenue Code of 1986, as amended.

“Code of Ethics” — The codification of the Sponsor’s business and ethical principles that applies to its executive officers.

“Coinbase Entities” — The Prime Broker, Digital Asset Custodian and Trade Credit Lender.

“Coinbase Exchange” — The Prime Broker’s exchange platform.

“Commodity Exchange Act” or “CEA” — The United States Commodity Exchange Act of 1936, as amended.

“Connected Trading Venue” — A venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Digital Assets on behalf of the Fund.

“Consensus Client” — A consensus-layer client software program.

“Constituent Platforms” — The constituent digital asset platforms of the CF Reference Rates, which are chosen by the Index Provider and could change over time.

“Creation Digital Asset Amount” — The amount of Digital Assets to be purchased by the Fund which the Sponsor will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000) and dividing the resulting product by that day’s CF Reference Rates.

“Creation Unit” — A block of 50,000 Shares.

“Creation Unit Deposit Amount” — The amount of cash to be delivered in a creation which BNYM will adjust as determined on each Business Day as promptly as practicable after 4:00 p.m. ET, by multiplying the NAV by the number of Shares in each Creation Unit (50,000).

“CTA” — The Consolidated Tape Association.

“Custodian Agreement” — The agreement, governed by New York law, between the Fund and the Digital Asset Custodian regarding the custody of the Fund’s Digital Assets.

“Custodians” — The Cash Custodian and Digital Asset Custodian, collectively.

“Custodians’ Fee” — The fees payable to the Custodians.

“Custody Transaction Costs” — The transaction fee on each purchase order and the transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance of Creation Units for such purchase order (including Digital Asset network fees).

“CVC” — Convertible currency.

“DAOs” — Decentralized autonomous organizations.

“DApps” — Short for decentralized applications, which consistent with common usage, refers to all applications which are built on the Digital Asset networks or other blockchains, whether or not decentralized in fact.

“DCM” — Designated Contract Market.

“Declaration of Trust” — The Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025, among the Sponsor, the Trust and the Trustee.

“DeFi” — Decentralized finance.

“DFPI” — The California Department of Financial Protection and Innovation.

“Digital Assets” — Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”).

"Digital Asset blockchain" — The blockchain ledger for the Digital Asset.

“Digital Asset Custodian” or “Coinbase Custody” – Coinbase Custody Trust Company, LLC.

"Digital Asset network" — Digital Asset blockchain and any Digital Asset network, including the Digital Asset peer-to-peer networks.

“Digital Asset Trading Counterparty” — Designated third parties who are not registered broker-dealers and transact in Digital Assets pursuant to written agreements with the Fund.

“DOL” — The U.S. Department of Labor.

“DSTA” — The Delaware Statutory Trust Act.

“DTC” — The Depository Trust Company.

“DTC Participant” — An entity that has an account with DTC.

“ECI” — Income that is treated as “effectively connected” with the conduct of a trade or business in the United States.

“EDRTI” — CME CF Ether-Dollar Real Time Index.

“ERISA” — The Employee Retirement Income Security Act of 1974, as amended.

“ETHUSD_RR” – CME CF Ether-Dollar Reference Rate.

“ET” — Eastern Time Zone.

“ETH” — The currency code for ether.

“Ethereum blockchain” — The blockchain ledger for ether.

“Ethereum Classic” or “ETC” — The original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC.

“Ethereum Client” — software application that implements the Ethereum network specification, communicates with the Ethereum network and allows them to act as a node in the network to the new specification.

“Ethereum Foundation” — A Swiss non-profit organization, was set up to oversee the protocol’s development.

“Ethereum network” — Ethereum blockchain and any digital asset network, including the Ethereum peer-to-peer network.

“EthSuisse” — Ethereum Switzerland GmbH.

“Exchange Act” — The United States Securities Exchange Act of 1934, as amended.

“Execution Client” — An execution-layer client software program.

“Exempt Organizations” — Charitable organizations and certain other organizations that otherwise are exempt from U.S. federal income tax.

“Fair Value Event” — An event which occurs if the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that the CF Reference Rates are unreliable.

“FASB” — Financial Accounting Standards Board.

“FATCA” — Foreign Account Tax Compliance Act.

“FBO” — For the benefit of.

“FBO Account” — An omnibus account in the Prime Broker’s name FBO its customers at each of multiple FDIC-insured banks.

“FCA” — The Financial Conduct Authority of the United Kingdom.

“FDAP” — A Non-U.S. Shareholder’s allocable share of U.S. source dividend, interest, rental and other “fixed or determinable annual or periodical gains, profits and income".

“FDIC” — The Federal Deposit Insurance Corporation.

“Fiat Currencies” — Government-issued currency that is not backed by a commodity such as gold.

“FinCen” — The U.S. Department of the Treasury Financial Crimes Enforcement Network.

“FINRA” — The Financial Industry Regulatory Authority.

“Fork” — A non-backward compatible change to the original Digital Asset blockchain and the source code of the original Digital Asset network which results in the original Digital Asset network and the original Digital Asset blockchain existing side-by-side, but incompatible, with a new network and a new blockchain, and leads to the creation of a new asset running on the new blockchain.

“FTX” — FTX Trading Ltd.

“GAAP” — The U.S. generally accepted accounting principles.

“Gas fees” — The fee required to conduct a transaction on the blockchain.

“Genesis” — Genesis Global Capital, LLC and its affiliates.

“gwei” — Fractions of ether smaller than .0000000001.

“Hard fork” — A permanent split in a network’s blockchain that separates an existing blockchain network into two networks, each with its own digital asset, blockchain and source code, which are not backwards compatible.

“IIV” — Intraday indicative value per share.

“Incidental Rights” — Any virtual currency (for avoidance of doubt, other than a Digital Asset) or other asset or right that the Fund may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Fund’s ownership of a Digital Asset and arise without any action of the Fund, or of the Sponsor, Administrator or other service provider on behalf of the Fund.

“Index Provider” — CF Benchmarks Ltd.

“Indirect Participant” — An entity that has access to the DTC clearing system by clearing securities through, or maintaining a custodial relationship with, a DTC Participant.

“Initial Seed Shares” — $100,000 in Shares, comprising 4,000 Shares at a per-Share price equal to $25.00, delivered on January 22, 2025 to the Seed Capital Investor.

“Investible Universe” — Digital assets eligible for inclusion in the Underlying Index.

“Investment Company Act” — The United States Investment Company Act of 1940, as amended.

“IR Virtual Currency” — A virtual currency acquired through Incidental Rights.

“IRA” — Individual retirement account.

“IRS” — The United States Internal Revenue Service.

“ISG” — Intermarket Surveillance Group.

“JOBS Act”— The Jumpstart Our Business Startups Act.

“KYC” — Know your customer.

“Marketing Agent” — Franklin Distributors, LLC.

“MEV” - Maximal Extractable Value.

“MiCA” - Markets in Crypto-Assets.

“Money Market Fund” — A money market fund that is in compliance with Rule 2a-7 under the Investment Company Act of 1940 and rated “AAA” by S&P (or the equivalent from any eligible rating service).

“Monthly Allocation Convention” — The tax items for each month during a taxable year will then be allocated among the holders of Shares in proportion to the number of Shares owned by them as of the close of trading on the last trading day of the preceding month.

“MSB” — A U.S.-based platform registered as a money services business with FinCen.

“NAV” — Net asset value per Share.

“NBMM” — Non-bank market maker.

“NFA” — National Futures Association.

“NFTs” — Non-Fungible tokens.

“Node” — A computer or other device that has downloaded the Digital Asset client and is connected to other computers also running the Digital Asset Client software.

“Non-U.S. Shareholder” — A Shareholder that is (or is treated as), for U.S. federal income tax purposes: (1) a nonresident alien individual, (2) a foreign corporation or (3) an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

“Notice” — The 2014 notice released by the IRS.

“NYDFS” — The New York State Department of Financial Services.

“OCC” — The Office of the Comptroller of the Currency.

“OFAC” — The Office of Foreign Assets Control.

“Order Book” — A list of buy and sell orders with associated limit prices and sizes that have not yet been matched.

“OTC” — Over the counter.

“Oversight Committee” — The Oversight Committee of the Index Provider.

“Person” — Any natural person or any limited liability company, corporation, partnership, joint venture, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

“Plan Assets Regulation” — Regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA.

“Plans” — Any (a) employee benefit plan and certain other plans and arrangements, including individual retirement accounts and annuities, (b) Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code.

“Prime Broker” — Coinbase Inc., an affiliate of the Digital Asset Custodian.

“Prime Broker Agreement” — The agreement between the Sponsor, Trustee and the Prime Broker.

“Relevant Coinbase Entities” — The Prime Broker and its parent.

“Relevant Pair” — The relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with accepted assets.

“Relevant Transaction” — Any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the USD trading pair for the relevant Digital Asset that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Index Provider.

“RIC” — Regulated investment company.

“Ruling & FAQs” — The revenue ruling and set of “Frequently Asked Questions” released by the IRS in 2019.

“Sarbanes-Oxley Act” — The Sarbanes–Oxley Act of 2002.

“SEC” — The Securities and Exchange Commission of the United States, or any successor governmental agency in the United States.

“Secondary Index” — The Lukka Digital Asset Reference Rate.

“Securities Act” — The United States Securities Act of 1933, as amended.

“Seed Capital Investor” — Franklin Resources, Inc.

“Seed Creation Units” — 100,000 Shares delivered to the Seed Capital Investor on February 10, 2025 in exchange for cash which the Fund used to purchase to purchase 22.1248175 bitcoin at the price of $97,227.80 per bitcoin and 123.5548146 ether at the price of $2,665.23 per ether (exclusive of transaction and other costs incurred in connection with the conversion of the cash proceeds to bitcoin and ether respectively, which were paid by the Seed Capital Investor). Thus, the ultimate total proceeds to the Fund from the sale of the Seed Creation Units were $2,480,449.33 (an amount representing 22.1248175 bitcoin and 123.5548146 ether), representing 100,000 shares at a per-Share price equal to $24.80.

“Settlement Deadline” — 6:00 p.m. ET of the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Fund or, if such day is not a business day, on the next business day.

“Sharding” — Splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions.

“Shareholders” — Owners of beneficial interests in the Shares.

“Shares” — Units of fractional undivided beneficial interest in the net assets of the Fund.

“SIPC” — The Securities Investor Protection Corporation.

“Sponsor” — Franklin Holdings, LLC, an indirect subsidiary of Franklin Resources, Inc.

“Sponsor’s Fee” — The fees of the Sponsor which is compensation for the Sponsor's services rendered to the Fund, is calculated and accrued daily at an annualized rate of 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a period commencing on the day the Shares were initially listed on the Exchange to August 29, 2025, the Sponsor waived the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in the Fund’s periodic reports, and/or on the Sponsor’s website for the Fund.

“SVB” — Silicon Valley Bank.

“Trade Credit” — The Fund may borrow Digital Assets or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

“Trade Credit Lender” — Coinbase Credit, Inc.

“Trade Financing Agreement” — The Coinbase Credit Post-Trade Financing Agreement.

“Trading Balance” — A trading account at which, pursuant to the Prime Broker Agreement, a portion of the Fund’s Digital Asset holdings and cash holdings from time to time may be held with the Prime Broker, including in connection with the sale of Digital Assets to pay the Sponsor’s Fee and Fund expenses not assumed by the Sponsor and to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index.

“Trading Platform” — The Prime Broker’s execution platform where the Sponsor may place an order.

“Transaction Parties” — The Sponsor, the Trustee, the Custodians and any of their respective affiliates.

“Transfer Agency and Service Agreement” — The agreement between the Fund and BNYM to perform transfer agency services.

“Transfer Agent” — The Bank of New York Mellon.

“Treasury Regulations” — Tax regulations issued by the IRS.

“Trust” — Franklin Crypto Trust, a Delaware statutory trust formed pursuant to the Agreement and Declaration of Trust.

“Trustee” — CSC Delaware Trust Company, a subsidiary of Corporation Service Company.

“UBTI” — Unrelated business taxable income.

“UK BMR” — UK Benchmarks Regulation.

“Underlying Index” — CF Institutional Digital Asset Index – US-Settlement Price.

“USD” — The currency code the US Dollar.

“USDC” — US Dollar Coin.

“U.S. Shareholder” — A Shareholder that is (1) an individual who is treated as a citizen or resident of the United States for U.S. federal income tax purposes; (2) a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or (4) a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

“Vault Balance” — Accounts storing the Fund’s Digital Assets that are required to be segregated from the assets held by the Digital Asset Custodian as principal and the assets of its other customers.

“VWAP” — Volume Weight Average Prices.

“VWMP” — Volume Weight Median Prices.

“Wallet” — A digital interface that allows users to access their cryptocurrency.

“Wash trading” — Offsetting trades entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes.

Franklin CRYPTO INDEX ETF
Franklin CRYPTO Trust

index to financial statements

Page
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Crypto Trust	F-2

Combined Statement of Assets and Liabilities at December 31, 2025 for Franklin Crypto Trust	F-3

Combined Schedule of Investments at December 31, 2025 for Franklin Crypto Trust	F-4

Combined Statement of Operations for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Trust	F-5

Combined Statement of Cash Flows for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Trust	F-6

Combined Statement of Changes in Net Assets for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Trust	F-7

Combined Notes to Financial Statements for Franklin Crypto Trust	F-8

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, PCAOB #238) for Franklin Crypto Index ETF	F-16

Statement of Assets and Liabilities at December 31, 2025 for Franklin Crypto Index ETF	F-17

Schedule of Investments at December 31, 2025 for Franklin Crypto Index ETF	F-18

Statement of Operations for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Index ETF	F-19

Statement of Cash Flows for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Index ETF	F-20

Statement of Changes in Net Assets for the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025 for Franklin Crypto Index ETF	F-21

Notes to Financial Statements for Franklin Crypto Index ETF	F-22

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Crypto Trust

Opinion on the Financial Statements

We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investments, of Franklin Crypto Trust and Franklin Crypto Index ETF (the “Trust”), as of December 31, 2025, and the related combined statements of operations, cash flows and changes in net assets for the period February 20, 2025 (date of commencement of operations) through December 31, 2025, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, and the results of its operations, its cash flows and changes in its net assets for the period February 20, 2025 (date of commencement of operations) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 27, 2026

We have served as the Trust’s auditor since 2025.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF ASSETS AND LIABILITIES

December 31, 2025*

Assets
Investment in Digital Assets, at fair value (a)	$10,216,868
Total assets	10,216,868

Liabilities
Sponsor's fee payable	1,477
Total liabilities	1,477
Commitments and contingencies (Note 7)

Net assets	$10,215,391

Shares issued and outstanding (b)	450,000
Net asset value per Share	$22.70

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

(a)
Cost of investments in Digital Assets: $11,421,283 at December 31, 2025
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULE OF INVESTMENTS

December 31, 2025*
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%
*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF OPERATIONS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*

Expenses
Sponsor's fee	$9,294
Less waiver	(4,044)
Total expenses	5,250
Net investment loss	(5,250)

Net realized and change in unrealized gain (loss) on investment in Digital Assets:
Net realized gain (loss) from Digital Assets sold for the redemption of shares, sold to pay expenses and rebalancing	(299,017)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,237,344)
Net realized and change in unrealized appreciation(depreciation) on investments in Digital Assets	(1,536,361)
Net increase (decrease) in net assets resulting from operations	(1,541,611)
Net increase (decrease) in net assets per Share(a)	$(7.15)

*	No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CASH FLOWS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,541,611)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(10,464,073)
Purchases of Digital Assets for rebalancing	(866,101)
Sales of Digital Assets for the redemption of shares and to pay expenses	1,224,222
Sales of Digital Assets for rebalancing	866,101
Net realized (gain) loss from Digital Assets sold for the redemption of shares and sold to pay expenses	125,891
Net realized (gain) loss from Digital Assets sold for rebalancing	173,126
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	1,237,344
Change in operating assets and liabilities:
Sponsor’s fee payable	1,477
Net cash provided by (used in) operating activities	$(9,243,624)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$10,465,204
Payments on Shares redeemed	(1,221,580)
Net cash provided by (used in) financing activities	$9,243,624
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENT OF CHANGES IN NET ASSETS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*

Net assets, beginning of period	$2,513,378 ^
Net investment loss	(5,250)
Net realized gain (loss) from Digital Assets sold for the redemption of shares, sold to pay expenses and rebalancing	(299,017)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,237,344)
Net increase (decrease) in net assets resulting from operations	$(1,541,611)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	10,465,204
Distributions for Shares redeemed	(1,221,580)
Net increase (decrease) in net assets resulting from capital share transactions	9,243,624
Net assets, end of period	$10,215,391

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

See accompanying notes to the combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Crypto Index ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of December 31, 2025 the Underlying Index’s constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements.

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

The accompanying Combined Statement of Assets and Liabilities and Combined Schedule of Investments at December 31, 2025, and the Combined Statement of Operations, Combined Statement of Cash Flows and Combined Statement of Changes in Net Assets for the period February 20, 2025 (Date of Commencement of operations) to December 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report). As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

The accompanying financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

2.2.   Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CF Reference Rates shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of December 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	74.81%
Ether-ETH	13.78%
XRP	5.91%
Solana-SOL	3.29%
Dogecoin-DOGE	0.86%
Cardano-ADA	0.68%
Chainlink-LINK	0.39%
Stellar Lumens-XLM	0.28%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this NAV of the Fund to the extent the methodology used to calculate the Underlying Index is deemed not to be consistent with GAAP.

2.3.   Valuation of Digital Assets

The Trust’s and the Fund’s financial statements are prepared in accordance with GAAP for financial information. Digital Assets are priced at 11:59:59PM ET. The Trust determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On December 31, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s Fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading one or more Digital Assets for other Digital Assets). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $9,294 less waiver of $4,044. The net Sponsor’s Fee for the period post waiver was $5,250.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency); any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

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

2.5.   Income Taxes

The Trust is organized and operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025 the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

2.6.   Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Digital Assets and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets have been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	400,000	10,465,204
Redemption of Shares	(50,000)	(1,221,580)
Balance at December 31, 2025	450,000	$11,724,073

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

3.    INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of Bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	84.4611	8,494,086
Bitcoin purchased for the rebalancing of Digital Assets	0.1888	19,798
Bitcoin sold for the redemption of Shares	(11.0481)	(1,029,574)
Bitcoin sold for the rebalancing of Digital Assets	(8.3495)	(711,589)
Principal on bitcoin sales to pay expenses	(0.0304)	(3,039)
Net realized gain (loss) from bitcoin sold for the redemption of shares and to pay expenses	-	(120,071)
Net realized gain (loss) from bitcoin sold for rebalancing	-	(151,466)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,031,882)
Balance at December 31, 2025	87.3467	$7,639,607

	Quantity of Ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034 ^
Ether purchased for the creation of Shares	465.0928	1,540,433
Ether purchased for the rebalancing of Digital Assets	3.3589	7,149
Ether sold for the redemption of Shares	(60.6784)	(190,875)
Ether sold for the rebalancing of Digital Assets	(56.6857)	(154,512)
Principal on ether sales to pay expenses	(0.1703)	(578)
Net realized gain (loss) from ether sold for the redemption of shares and to pay expenses	-	(5,815)
Net realized gain (loss) from ether sold for rebalancing	-	(21,660)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(104,258)
Balance at December 31, 2025	474.4721	$1,409,918

	Quantity of XRP	Amount in US$
Balance at February 20, 2025	-	$-
XRP purchased for the creation of Shares	110,104.7538	221,833
XRP purchased for the rebalancing of Digital Assets	220,261.3585	444,964
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(42.2240)	(81)
Net realized gain (loss) from XRP sold for the redemption of shares and to pay expenses	-	(4)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(62,979)
Balance at December 31, 2025	330,323.8883	$603,733

	Quantity of Solana	Amount in US$
Balance at February 20, 2025	-	$-
Solana purchased for the creation of Shares	898.2848	118,167
Solana purchased for the rebalancing of Digital Assets	1,796.9926	224,800
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(0.3442)	(44)
Net realized gain (loss) from solana sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(6,784)
Balance at December 31, 2025	2,694.9332	$336,139

	Quantity of Dogecoin	Amount in US$
Balance at February 20, 2025	-	$-
Doge purchased for the creation of Shares	249,776.4329	34,457
Doge purchased for the rebalancing of Digital Assets	499,670.5000	67,216
Doge sold for the redemption of Shares	-	-
Doge sold for the rebalancing of Digital Assets	-	-
Principal on doge sales to pay expenses	(95.8000)	(12)
Net realized gain (loss) from doge sold for the redemption of shares and to pay expenses	-	(1)
Net realized gain (loss) from doge sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in doge	-	(13,387)
Balance at December 31, 2025	749,351.1329	$88,273

	Quantity of Cardano	Amount in US$
Balance at February 20, 2025	-	$-
Cardano purchased for the creation of Shares	71,054.8870	29,319
Cardano purchased for the rebalancing of Digital Assets	142,143.2484	53,859
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(27.1424)	(10)
Net realized gain (loss) from cardano sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(12,459)
Balance at December 31, 2025	213,170.9930	$70,709

	Quantity of Chainlink	Amount in US$
Balance at February 20, 2025	-	$-
Chainlink purchased for the creation of Shares	1,077.7792	14,483
Chainlink purchased for the rebalancing of Digital Assets	2,156.0661	25,864
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	-	-
Principal on chainlink sales to pay expenses	(0.4123)	(5)
Net realized gain (loss) from chainlink sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from chainlink sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in chainlink	-	(1,098)
Balance at December 31, 2025	3,233.4330	$39,244

	Quantity of Stellar Lumens	Amount in US$
Balance at February 20, 2025	-	$-
XLM purchased for the creation of Shares	48,221.6058	11,295
XLM purchased for the rebalancing of Digital Assets	96,465.9157	22,451
XLM sold for the redemption of Shares	-	-
XLM sold for the rebalancing of Digital Assets	-	-
Principal on XLM sales to pay expenses	(18.5366)	(4)
Net realized gain (loss) from XLM sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from XLM sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XLM	-	(4,497)
Balance at December 31, 2025	144,668.9849	$29,245

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, no shares of the Fund were held by a related party.

5.    CONCENTRATION OF RISK

The Fund holds only Digital Assets and cash, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the Digital Assets and blockchain technology industry; trading activity on Digital Asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on Digital Asset platforms; and forks in the Digital Asset network, among other things.

6.    COMBINED FINANCIAL HIGHLIGHTS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*
Net asset value per Share, beginning of period	$25.13 (a)
Net investment loss(b)	(0.02)
Net realized and unrealized gain (loss) on investment in Digital Assets(c)	(2.41)
Net increase (decrease) in net assets from operations	(2.43)
Net asset value per Share, end of period	$22.70

Total return, at net asset value(d)(e)	(9.67)%

Ratio to average net assets(f)
Net investment loss	(0.11)%
Gross expenses	0.19%
Net expenses(g)	0.11%

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

9.   OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (“CODM”), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statement of Assets and Liabilities and the Combined Statement of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedule of Investments provides details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Crypto Trust and Shareholders of Franklin Crypto Index ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Franklin Crypto Index ETF (the “Fund”), as of December 31, 2025, and the related statements of operations, cash flows and changes in net assets for the period February 20, 2025 (date of commencement of operations) through December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025, and the results of its operations, its cash flows and changes in its net assets for the period February 20, 2025 (date of commencement of operations) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 27, 2026

 We have served as the Fund’s auditor since 2025.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF ASSETS AND LIABILITIES

December 31, 2025*

Assets
Investment in Digital Assets, at fair value (a)	$10,216,868
Total assets	10,216,868

Liabilities
Sponsor's fee payable	1,477
Total liabilities	1,477
Commitments and contingencies (Note 7)

Net assets	$10,215,391

Shares issued and outstanding (b)	450,000
Net asset value per Share	$22.70

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Cost of investments in Digital Assets: $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULE OF INVESTMENTS

December 31, 2025*
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF OPERATIONS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*

Expenses
Sponsor's fee	$9,294
Less waiver	(4,044)
Total expenses	5,250
Net investment loss	(5,250)

Net realized and change in unrealized gain (loss) on investment in Digital Assets:
Net realized gain (loss) from Digital Assets sold for the redemption of shares, sold to pay expenses and rebalancing	(299,017)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,237,344)
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,536,361)
Net increase (decrease) in net assets resulting from operations	(1,541,611)
Net increase (decrease) in net assets per Share (a)	$(7.15)

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.
(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF CASH FLOWS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,541,611)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(10,464,073)
Purchases of Digital Assets for rebalancing	(866,101)
Sales of Digital Assets for the redemption of shares and to pay expenses	1,224,222
Sales of Digital Assets for rebalancing	866,101
Net realized (gain) loss from Digital Assets sold for the redemption of shares and sold to pay expenses	125,891
Net realized (gain) loss from Digital Assets sold for rebalancing	173,126
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	1,237,344
Change in operating assets and liabilities:
Sponsor’s fee payable	1,477
Net cash provided by (used in) operating activities	$(9,243,624)
Cash Flows from Financing Activities
Proceeds from issuance of Shares	$10,465,204
Payments on Shares redeemed	(1,221,580)
Net cash provided by (used in) financing activities	$9,243,624
Cash
Net increase (decrease) in cash	$-
Cash, beginning of period	-
Cash, end of period	$-

*
No comparative period presented as the Fund’s operations commenced on February 20, 2025.

See accompanying notes to the financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENT OF CHANGES IN NET ASSETS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*

Net assets, beginning of period	$2,513,378 ^
Net investment loss	(5,250)
Net realized gain (loss) from Digital Assets sold for the redemption of shares, sold to pay expenses and rebalancing	(299,017)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,237,344)
Net increase (decrease) in net assets resulting from operations	$(1,541,611)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	10,465,204
Distributions for Shares redeemed	(1,221,580)
Net increase (decrease) in net assets resulting from capital share transactions	9,243,624
Net assets, end of period	$10,215,391

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

See accompanying notes to the financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the "Declaration of Trust"). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Crypto Index ETF (the “Fund”). The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index - US -Settlement Price (the “Underlying Index”). As of December 31, 2025 the Underlying Index’s constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), Chainlink (“LINK”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Fund issues Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ”. The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Fund is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements.

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

The accompanying Statement of Assets and Liabilities and Schedule of Investments at December 31, 2025, and the Statement of Operations, Statement of Cash Flows and Statement of Changes in Net Assets for the period February 20, 2025 (Date of Commencement of operations) to December 31, 2025, have been prepared on behalf of the Trust as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately. As the Trust and the Fund commenced operations on February 20, 2025, there are no comparative statements.

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

The accompanying financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

2.2.
Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The CF Reference Rates shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider. As of December 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	74.81%
Ether-ETH	13.78%
XRP	5.91%
Solana-SOL	3.29%
Dogecoin-DOGE	0.86%
Cardano-ADA	0.68%
Chainlink-LINK	0.39%
Stellar Lumens-XLM	0.28%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Trust’s periodic financial statements may not utilize this NAV of the Fund to the extent the methodology used to calculate the Underlying Index is deemed not to be consistent with GAAP.

2.3.
Valuation of Digital Assets

The Trust’s and the Fund’s financial statements are prepared in accordance with GAAP for financial information. Digital Assets are priced at 11:59:59PM ET. The Fund determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On December 31, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

The Sponsor’s fee, which is compensation for the Sponsor's services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. The Fund will sell Digital Assets as needed to pay the Sponsor’s fee and will buy and sell Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index (including, in the case of a rebalancing, trading one or more Digital Assets for other Digital Assets). The Fund bears transaction costs, including any Digital Asset network fees or other similar transaction fees, in connection with any sales of Digital Assets necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above), or in connection with any purchases or sales of Digital Assets to adjust the Fund’s investments to correspond with a rebalancing and/or reconstitution of the Underlying Index. Any Digital Asset network fees and similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant.

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the period February 20, 2025 to December 31, 2025, the Fund accrued the Sponsor’s Fee of $9,294 less waiver of $4,044. The net Sponsor’s Fee for the period post waiver was $5,250.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency); any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

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

2.5.
Income Taxes

The Trust is organized and operated as a statutory trust in accordance with the provisions of the Declaration of Trust and applicable Delaware law. The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund does not record a provision for U.S. federal, U.S. state or local income taxes because the Shareholders report their share of the Fund’s income or loss on their income tax returns. The Fund files annual partnership returns, and each U.S. Shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deductions and credits reflected on such partnership returns.

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025 the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

2.6.
Creation and Redemption of Shares

The Fund issues and redeems Creation Units on a continuous basis. Creation Units are issued or redeemed in exchange for an amount of Digital Assets and/or cash as determined by the Administrator on each day that Cboe BZX Exchange is open for regular trading.

For creation transactions conducted in cash, the amount of cash required to be delivered to the Fund will equal the amount of cash needed to purchase the amount of Digital Assets represented by the Creation Unit(s) being created, as calculated by the Administrator, plus applicable fees, costs and adjustments. For redemption transactions conducted in cash, the Sponsor will arrange for the Digital Assets represented by the Creation Unit(s) being redeemed to be sold and the cash proceeds, after applicable fees, costs and adjustments, distributed. No Shares are issued until the corresponding amount of Digital Assets have been received in the Fund’s Trading Balance. Creation Units may be created or redeemed only by Authorized Participants, who pay (1) a transaction fee for each order to create or redeem Creation Units; (2) transfer, processing and other transaction costs charged by the Digital Asset Custodian in connection with the issuance or redemption of Creation Units for such order; and (3) any other expenses, taxes, charges or adjustments.

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BZX Exchange Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025* are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of Commencement of operations)	100,000	$2,480,449	^
Creation of Shares	400,000	10,465,204
Redemption of Shares	(50,000)	(1,221,580)
Balance at December 31, 2025	450,000	$11,724,073

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

3.
INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from February 20, 2025 (Date of Commencement of operations) to December 31, 2025*:

	Quantity of Bitcoin	Amount in US$
Balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	84.4611	8,494,086
Bitcoin purchased for the rebalancing of Digital Assets	0.1888	19,798
Bitcoin sold for the redemption of Shares	(11.0481)	(1,029,574)
Bitcoin sold for the rebalancing of Digital Assets	(8.3495)	(711,589)
Principal on bitcoin sales to pay expenses	(0.0304)	(3,039)
Net realized gain (loss) from bitcoin sold for the redemption of shares and to pay expenses	-	(120,071)
Net realized gain (loss) from bitcoin sold for rebalancing	-	(151,466)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,031,882)
Balance at December 31, 2025	87.3467	$7,639,607

	Quantity of Ether	Amount in US$
Balance at February 20, 2025	123.5548	$340,034 ^
Ether purchased for the creation of Shares	465.0928	1,540,433
Ether purchased for the rebalancing of Digital Assets	3.3589	7,149
Ether sold for the redemption of Shares	(60.6784)	(190,875)
Ether sold for the rebalancing of Digital Assets	(56.6857)	(154,512)
Principal on ether sales to pay expenses	(0.1703)	(578)
Net realized gain (loss) from ether sold for the redemption of shares and to pay expenses	-	(5,815)
Net realized gain (loss) from ether sold for rebalancing	-	(21,660)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(104,258)
Balance at December 31, 2025	474.4721	$1,409,918

	Quantity of XRP	Amount in US$
Balance at February 20, 2025	-	$-
XRP purchased for the creation of Shares	110,104.7538	221,833
XRP purchased for the rebalancing of Digital Assets	220,261.3585	444,964
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(42.2240)	(81)
Net realized gain (loss) from XRP sold for the redemption of shares and to pay expenses	-	(4)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(62,979)
Balance at December 31, 2025	330,323.8883	$603,733

	Quantity of Solana	Amount in US$
Balance at February 20, 2025	-	$-
Solana purchased for the creation of Shares	898.2848	118,167
Solana purchased for the rebalancing of Digital Assets	1,796.9926	224,800
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(0.3442)	(44)
Net realized gain (loss) from solana sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(6,784)
Balance at December 31, 2025	2,694.9332	$336,139

	Quantity of Dogecoin	Amount in US$
Balance at February 20, 2025	-	$-
Doge purchased for the creation of Shares	249,776.4329	34,457
Doge purchased for the rebalancing of Digital Assets	499,670.5000	67,216
Doge sold for the redemption of Shares	-	-
Doge sold for the rebalancing of Digital Assets	-	-
Principal on doge sales to pay expenses	(95.8000)	(12)
Net realized gain (loss) from doge sold for the redemption of shares and to pay expenses	-	(1)
Net realized gain (loss) from doge sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in doge	-	(13,387)
Balance at December 31, 2025	749,351.1329	$88,273

	Quantity of Cardano	Amount in US$
Balance at February 20, 2025	-	$-
Cardano purchased for the creation of Shares	71,054.8870	29,319
Cardano purchased for the rebalancing of Digital Assets	142,143.2484	53,859
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(27.1424)	(10)
Net realized gain (loss) from cardano sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(12,459)
Balance at December 31, 2025	213,170.9930	$70,709

	Quantity of Chainlink	Amount in US$
Balance at February 20, 2025	-	$-
Chainlink purchased for the creation of Shares	1,077.7792	14,483
Chainlink purchased for the rebalancing of Digital Assets	2,156.0661	25,864
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	-	-
Principal on chainlink sales to pay expenses	(0.4123)	(5)
Net realized gain (loss) from chainlink sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from chainlink sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in chainlink	-	(1,098)
Balance at December 31, 2025	3,233.4330	$39,244

	Quantity of Stellar Lumens	Amount in US$
Balance at February 20, 2025	-	$-
XLM purchased for the creation of Shares	48,221.6058	11,295
XLM purchased for the rebalancing of Digital Assets	96,465.9157	22,451
XLM sold for the redemption of Shares	-	-
XLM sold for the rebalancing of Digital Assets	-	-
Principal on XLM sales to pay expenses	(18.5366)	(4)
Net realized gain (loss) from XLM sold for the redemption of shares and to pay expenses	-	-
Net realized gain (loss) from XLM sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XLM	-	(4,497)
Balance at December 31, 2025	144,668.9849	$29,245

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025, no shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Digital Assets and cash, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the Digital Assets and blockchain technology industry; trading activity on Digital Asset platforms, which, in many cases, may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on Digital Asset platforms; and forks in the Digital Asset network, among other things.

6.
FINANCIAL HIGHLIGHTS

For the period February 20, 2025 (Date of Commencement of operations) through December 31, 2025*
Net asset value per Share, beginning of period	$25.13 (a)
Net investment loss (b)	(0.02)
Net realized and unrealized gain (loss) on investment in Digital Assets (c)	(2.41)
Net increase (decrease) in net assets from operations	(2.43)
Net asset value per Share, end of period	$22.7

Total return, at net asset value(d)(e)	(9.67)%

Ratio to average net assets(f)
Net investment loss	(0.11)%
Gross expenses	0.19%
Net expenses (g)	0.11%

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

9.
OPERATING SEGMENTS

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (“CODM”), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statement of Assets and Liabilities and the Statement of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provides details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

Franklin Holdings, LLC
Sponsor of Franklin Crypto Trust (Registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: March 30, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.