Form 10-Q
period 2026-03-31
Franklin Crypto Trust
filed 2026-05-13
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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

One Franklin Parkway
San Mateo, CA 94403
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Franklin Crypto Index ETF Shares	EZPZ	Cboe BZX Exchange, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 600,000 outstanding Shares as of May 11, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions for Digital Assets, and the Shares, the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●
the date on which the Trust is deemed to be a “large accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and the Fund

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at March 31, 2026 and December 31, 2025 for Franklin Crypto Trust	5
Combined Schedules of Investments at March 31, 2026 and December 31, 2025 for Franklin Crypto Trust	6
Combined Statements of Operations for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Trust	7
Combined Statements of Cash Flows for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Trust	8
Combined Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Trust	9
Notes to the Combined Financial Statements for Franklin Crypto Trust	10
Statements of Assets and Liabilities at March 31, 2026 and December 31, 2025 for Franklin Crypto Index ETF	19
Schedules of Investments at March 31, 2026 and December 31, 2025 for Franklin Crypto Index ETF	20
Statements of Operations for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	21
Statements of Cash Flows for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	22
Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 for Franklin Crypto Index ETF	23
Notes to Financial Statements for Franklin Crypto Index ETF	24

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	March 31, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$10,382,311	$10,216,868
Total Assets	10,382,311	10,216,868

Liabilities
Sponsor's fee payable	1,663	1,477
Total liabilities	1,663	1,477
Commitments and contingencies (Note 7)

Net Assets	$10,380,648	$10,215,391

Shares issued and outstanding(b)	600,000	450,000
Net asset value per Share	$17.30	$22.70

(a)
Cost of investments in Digital Assets: $14,022,767 at March 31, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

March 31, 2026

Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	116.5159	$10,665,650	$7,938,186	76.47%
Ether	623.6507	1,798,262	1,310,814	12.63%
XRP	447,679.1676	830,704	603,024	5.81%
Solana	4,037.3152	460,512	336,591	3.24%
Dogecoin	1,013,880.3488	126,824	93,683	0.90%
Cardano	278,351.5809	100,813	68,306	0.66%
Stellar Lumens	186,942.1635	40,002	31,707	0.31%
Total investments in Digital Assets		$14,022,767	$10,382,311	100.02%
Less liabilities			(1,663)	(0.02)%
Net assets			$10,380,648	100.00%

December 31, 2025

Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025
Expenses
Sponsor's fee	$4,548	$564
Less waiver	-	(564)
Total expenses	4,548	-
Net investment loss	(4,548)	-

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(23,634)	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,436,041)	(404,172)
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,459,675)	(405,109)
Net increase (decrease) in net assets resulting from operations	$(2,464,223)	$(405,109)
Net increase (decrease) in net assets per Share(a)	$(4.94)	$(3.21)

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,464,223)	$(405,109)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(2,629,539)	(990,898)
Purchases of Digital Assets for rebalancing	(58,784)	–
Sales of Digital Assets for the redemption of Shares and to pay expenses	4,421	–
Sales of Digital Assets for rebalancing	58,784	7,160
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	1,410	–
Net realized (gain) loss from Digital Assets sold for rebalancing	22,224	937
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	2,436,041	404,172
Change in operating assets and liabilities:
Sponsor's fee payable	186	–
Net cash provided by (used in) operating activities	$(2,629,480)	$(983,738)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	2,629,480	983,738
Payments on Shares redeemed	–	–
Net cash provided by (used in) financing activities	$2,629,480	$983,738

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Net assets, beginning of period	$10,215,391	$2,513,378 ^
Net investment loss	(4,548)	-
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(23,634)	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,436,041)	(404,172)
Net increase (decrease) in net assets resulting from operations	(2,464,223)	(405,109)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,629,480	983,738
Distributions for Shares redeemed	-	-
Net increase (decrease) in net assets from capital share transactions	2,629,480	983,738
Net assets, end of period	$10,380,648	$3,092,007

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

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of March 31, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation or redemption order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust, as registrant with respect to the Fund, is an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements.

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at March 31, 2026 and December 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows, and Combined Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year of the Trust and the Fund ends on December 31.

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

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the combined financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

2.2.     Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The Underlying Index values its Digital Assets based on the value of each applicable Digital Asset as measured by the corresponding CME CF Reference Rate–New York Variant for the U.S. Dollar trading pair (the “CF Reference Rate”) (each a “CF Reference Rate”, and together, the “CF Reference Rates”), each of which are produced by the Index Provider. The CF Reference Rates shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider.

As of March 31, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	76.45%
Ether-ETH	12.65%
XRP	5.81%
Solana-SOL	3.23%
Dogecoin-DOGE	0.90%
Cardano-ADA	0.65%
Stellar Lumens-XLM	0.30%

As of December 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	74.81%
Ether-ETH	13.78%
XRP	5.91%
Solana-SOL	3.29%
Dogecoin-DOGE	0.86%
Cardano-ADA	0.68%
Chainlink-LINK	0.39%
Stellar Lumens-XLM	0.28%

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

2.3.     Valuation of Digital Assets

The Trust’s and the Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Trust determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Trust considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On March 31, 2026 and December 31, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended March 31, 2026, the Fund accrued the Sponsor’s Fee of $4,548.

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BZX Exchange, Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the quarter from January 1, 2026 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	150,000	2,629,480
Redemption of Shares	–	–
Balance at March 31, 2026	600,000	$14,353,553

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	–	–
Balance at March 31, 2025	150,000	$3,464,187

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

3.        INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter from January 1, 2026 to March 31, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	29.0998	2,012,805
Bitcoin purchased for the rebalancing of Digital Assets	0.1144	7,930
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0450)	(3,314)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(1,063)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,717,779)
Balance at March 31, 2026	116.5159	$7,938,186

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	158.0716	322,978
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(8.6490)	(17,592)
Principal on ether sales to pay expenses	(0.2440)	(569)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(203)
Net realized gain (loss) from ether sold for rebalancing	-	(9,796)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(393,922)
Balance at March 31, 2026	623.6507	$1,310,814

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	110,048.3021	153,930
XRP purchased for the rebalancing of Digital Assets	7,478.3647	10,401
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(171.3875)	(264)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(75)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(164,701)
Balance at March 31, 2026	447,679.1676	$603,024

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	897.8243	78,750
Solana purchased for the rebalancing of Digital Assets	445.9964	39,016
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(1.4387)	(137)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(40)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(117,137)
Balance at March 31, 2026	4,037.3152	$336,591

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	249,648.4158	23,779
Dogecoin purchased for the rebalancing of Digital Assets	15,269.2000	1,437
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(388.3999)	(40)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(12)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(19,754)
Balance at March 31, 2026	1,013,880.3488	$93,683

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	71,022.6766	19,923
Cardano purchased for the rebalancing of Digital Assets	-	-
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(109.4954)	(33)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(10)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(20,048)
Balance at March 31, 2026	278,351.5809	$68,306

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in chainlink	-	1,098
Balance at March 31, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	48,196.8658	7,642
Stellar lumens purchased for the rebalancing of Digital Assets	-	-
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(74.1027)	(14)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(4)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	(3,798)
Balance at March 31, 2026	186,942.1635	$31,707

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of Shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(288,394)
Balance at March 31, 2025	33.0623	$2,742,715

	Quantity of Ether	Amount in US$
Beginning balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	(115,778)
Balance at March 31, 2025	190.3706	$349,292

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no Shares of the Fund were held by a related party.

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

6.        COMBINED FINANCIAL HIGHLIGHTS

	For the Three months ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Net asset value per Share, beginning of period	$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	–
Net realized and unrealized gain (loss) on investment in Digital Assets	(5.39)	(4.52)
Net increase (decrease) in net assets from operations(c)	(5.40)	(4.52)
Net asset value per Share, end of period	$17.30	$20.61

Total return, at net asset value(d)(e)	(23.79)%	(17.99)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.00	%(g)

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
(b)
Calculated using average Shares outstanding
(c)
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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.      SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	March 31, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$10,382,311	$10,216,868
Total Assets	10,382,311	10,216,868

Liabilities
Sponsor's fee payable	1,663	1,477
Total liabilities	1,663	1,477
Commitments and contingencies (Note 7)

Net Assets	$10,380,648	$10,215,391

Shares issued and outstanding(b)	600,000	450,000
Net asset value per Share	$17.30	$22.70

(a)
Cost of investments in Digital Assets: $14,022,767 at March 31, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

March 31, 2026

Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	116.5159	$10,665,650	$7,938,186	76.47%
Ether	623.6507	1,798,262	1,310,814	12.63%
XRP	447,679.1676	830,704	603,024	5.81%
Solana	4,037.3152	460,512	336,591	3.24%
Dogecoin	1,013,880.3488	126,824	93,683	0.90%
Cardano	278,351.5809	100,813	68,306	0.66%
Stellar Lumens	186,942.1635	40,002	31,707	0.31%
Total investments in Digital Assets		$14,022,767	$10,382,311	100.02%
Less liabilities			(1,663)	(0.02)%
Net assets			$10,380,648	100.00%

December 31, 2025
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025
Expenses
Sponsor's fee	$4,548	$564
Less waiver	-	(564)
Total expenses	4,548	-
Net investment loss	(4,548)	-

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(23,634)	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,436,041)	(404,172)
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,459,675)	(405,109)
Net increase (decrease) in net assets resulting from operations	$(2,464,223)	$(405,109)
Net increase (decrease) in net assets per Share(a)	$(4.94)	$(3.21)

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,464,223)	$(405,109)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(2,629,539)	(990,898)
Purchases of Digital Assets for rebalancing	(58,784)	–
Sales of Digital Assets for the redemption of Shares and to pay expenses	4,421	–
Sales of Digital Assets for rebalancing	58,784	7,160
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	1,410	–
Net realized (gain) loss from Digital Assets sold for rebalancing	22,224	937
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	2,436,041	404,172
Change in operating assets and liabilities:
Sponsor's fee payable	186	–
Net cash provided by (used in) operating activities	$(2,629,480)	$(983,738)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	2,629,480	983,738
Payments on Shares redeemed	–	–
Net cash provided by (used in) financing activities	$2,629,480	$983,738

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Net assets, beginning of period	$10,215,391	$2,513,378 ^
Net investment loss	(4,548)	-
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(23,634)	(937)
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(2,436,041)	(404,172)
Net increase (decrease) in net assets resulting from operations	(2,464,223)	(405,109)
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	2,629,480	983,738
Distributions for Shares redeemed	-	-
Net increase (decrease) in net assets from capital share transactions	2,629,480	983,738
Net assets, end of period	$10,380,648	$3,092,007

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

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of March 31, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Fund issues and redeems Shares only to certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”). Creation Units are directly redeemable only by Authorized Participants. Creation Units are issued and redeemed in exchange for Digital Assets and/or cash. The Shares are listed and traded on the Exchange under the ticker symbol “EZPZ.” The market price of the Shares may be different than the Fund’s NAV per Share. The Fund issues and redeems Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation or redemption order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.

The Trust, as registrant with respect to the Fund, is an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act, subject to reduced public company reporting requirements.

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at March 31, 2026 and December 31, 2025 and the Statements of Operations, Statements of Cash Flows, and Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year of the Trust and the Fund ends on December 31.

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

2.2. Calculation of NAV and NAV per Share

The Sponsor has the exclusive authority to determine the Fund’s net asset value (“NAV”). The Sponsor has delegated to the Administrator the responsibility to calculate the NAV of the Fund, based on a pricing source selected by the Sponsor. In determining the Fund's NAV, the Administrator values the Digital Assets held by the Fund based on the CF Reference Rates (defined below), unless the Sponsor in its sole discretion determines that such reference rates are unreliable. The Underlying Index values its Digital Assets based on the value of each applicable Digital Asset as measured by the corresponding CME CF Reference Rate – New York Variant for the U.S. Dollar trading pair (each a “CF Reference Rate”, and together, the “CF Reference Rates”), each of which are produced by the Index Provider. The CF Reference Rates shall constitute the primary Digital Asset pricing sources for the Underlying Index, unless one or more of the CF Reference Rates are not available or the Sponsor in its sole discretion determines one or more of the CF Reference Rates unreliable as a pricing source for the Fund and therefore determines not to use the CF Reference Rates to value the Digital Assets held by the Fund. If the CF Reference Rates are not available or the Sponsor determines, in its sole discretion, that one or more of the CF Reference Rates are unreliable (together a “Fair Value Event”), the Fund's holdings may be fair valued by the Sponsor. Additionally, the Administrator will monitor for unusual prices, and escalate to the Sponsor if detected. The Digital Assets included in the Underlying Index are weighted based on their free float market capitalization as determined by the Index Provider.

As of March 31, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	76.45%
Ether-ETH	12.65%
XRP	5.81%
Solana-SOL	3.23%
Dogecoin-DOGE	0.90%
Cardano-ADA	0.65%
Stellar Lumens-XLM	0.30%

As of December 31, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	74.81%
Ether-ETH	13.78%
XRP	5.91%
Solana-SOL	3.29%
Dogecoin-DOGE	0.86%
Cardano-ADA	0.68%
Chainlink-LINK	0.39%
Stellar Lumens-XLM	0.28%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Fund’s and Trust’s periodic financial statements may not utilize this NAV of the Fund to the extent the methodology used to calculate the Underlying Index is deemed not to be consistent with GAAP.

2.3. Valuation of Digital Assets

The Trust’s and the Fund’s financial statements are prepared in accordance with GAAP for interim financial information. Digital Assets are priced at 11:59:59PM ET. The Fund determines the fair value of Digital Assets based on the price provided by the Digital Assets market that the Fund considers its “Principal Market” as of 11:59:59PM ET on the valuation date. This fair value price is referred to as "Principal Market Price". With respect to the Fund’s Digital Asset holdings, the Trust follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilizes an exchange-traded price from the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets as of the Fund’s financial statement measurement date.

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

On March 31, 2026 and December 31, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended March 31, 2026, the Fund accrued the Sponsor’s Fee of $4,548.

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operates in; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Creation Units will be sold at a per-Share offering price that will vary depending on, among other things, the price of Digital Assets and the trading price of the Shares on the Cboe BZX Exchange, Inc. at the time of the offer. Shares offered at different times may have different offering prices. Prior to the commencement of the Fund’s investment operations on February 20, 2025, there was no public market for the Shares.

Changes in the Shares for the quarter from January 1, 2026 to March 31, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	150,000	2,629,480
Redemption of Shares	–	–
Balance at March 31, 2026	600,000	$14,353,553

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025 (Date of commencement of operations)	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	–	–
Balance at March 31, 2025	150,000	$3,464,187

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

3. INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter from January 1, 2026 to March 31, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	29.0998	2,012,805
Bitcoin purchased for the rebalancing of Digital Assets	0.1144	7,930
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0450)	(3,314)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(1,063)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,717,779)
Balance at March 31, 2026	116.5159	$7,938,186

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	158.0716	322,978
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(8.6490)	(17,592)
Principal on ether sales to pay expenses	(0.2440)	(569)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(203)
Net realized gain (loss) from ether sold for rebalancing	-	(9,796)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(393,922)
Balance at March 31, 2026	623.6507	$1,310,814

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	110,048.3021	153,930
XRP purchased for the rebalancing of Digital Assets	7,478.3647	10,401
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(171.3875)	(264)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(75)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(164,701)
Balance at March 31, 2026	447,679.1676	$603,024

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	897.8243	78,750
Solana purchased for the rebalancing of Digital Assets	445.9964	39,016
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(1.4387)	(137)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(40)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(117,137)
Balance at March 31, 2026	4,037.3152	$336,591

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	249,648.4158	23,779
Dogecoin purchased for the rebalancing of Digital Assets	15,269.2000	1,437
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(388.3999)	(40)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(12)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(19,754)
Balance at March 31, 2026	1,013,880.3488	$93,683

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	71,022.6766	19,923
Cardano purchased for the rebalancing of Digital Assets	-	-
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(109.4954)	(33)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(10)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(20,048)
Balance at March 31, 2026	278,351.5809	$68,306

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in chainlink	-	1,098
Balance at March 31, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	48,196.8658	7,642
Stellar lumens purchased for the rebalancing of Digital Assets	-	-
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(74.1027)	(14)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(4)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	(3,798)
Balance at March 31, 2026	186,942.1635	$31,707

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to March 31, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	11.0207	865,862
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,160)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for the redemption of Shares	-	-
Net realized gain (loss) from bitcoin sold for rebalancing	-	(937)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(288,394)
Balance at March 31, 2025	33.0623	$2,742,715

	Quantity of Ether	Amount in US$
Beginning balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	63.4568	117,876
Ether purchased for the rebalancing of Digital Assets	3.3590	7,160
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	(115,778)
Balance at March 31, 2025	190.3706	$349,292

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no Shares of the Fund were held by a related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three months ended March 31, 2026	For the period February 20, 2025 (Date of commencement of operations) through March 31, 2025

Net asset value per Share, beginning of period	$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	–
Net realized and unrealized gain (loss) on investment in Digital Assets	(5.39)	(4.52)
Net increase (decrease) in net assets from operations(c)	(5.40)	(4.52)
Net asset value per Share, end of period	$17.30	$20.61

Total return, at net asset value(d)(e)	(23.79)%	(17.99)%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%
Gross expenses	0.19%	0.19%
Net expenses	0.19%	0.00	%(g)

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
(b)
Calculated using average Shares outstanding
(c)
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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

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

The Fund generally seeks to reflect the price of the Digital Assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of March 31, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Administrator will rely on the Index prices to be used when determining NAV. However, determining the value of the Trust’s Digital Assets using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s financial statements. The Trust’s Digital Assets are carried, for financial statement purposes, at fair value, as required by GAAP. The Trust determines the fair value of Digital Assets based on the prices provided by the Digital Assets markets that the Trust considers the “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to as the “Principal Market NAV” and the net asset value of the Trust per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

The Sponsor identifies and determines the Fund’s principal market (or in the absence of a principal market, the most advantageous market) for Digital Assets consistent with the application of fair value measurement framework in FASB ASC 820-10. The principal market is the market where the reporting entity would normally enter into a transaction to sell the asset or transfer the liability. The principal market must be available to and be accessible to the reporting entity. The reporting entity is the Trust, on behalf of the Fund.

Under ASC 820-10, a principal market is generally the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will generally be based on the market with the greatest volume and level of activity that can be accessed.

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as a substitute for Principal Market NAV and Principal Market NAV per Share, respectively.

Critical Accounting Policies

The Trust’s and the Fund’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of digital assets, a critical accounting policy that is important to understanding the results of operations and financial position presented herein, is provided in the section entitled “Valuation of Digital Assets” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s and the Fund’s accounting policies.

Discussion of Financing Activities before commencement of operations

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

Results of Operations

At March 31, 2026, the Digital Asset Custodian held the following Digital Assets on behalf of the Fund: 116.5159 bitcoin, with a market value of $7,938,186 (cost:$10,665,650), 623.6507 either, with a market value of $1,310,814 (cost: $1,798,262), 447,679.1676 XRP, with a market value of $603,024 (cost: $830,704), 4,037.3152 solana, with a market value of $336,591 (cost: $460,512), 1,013,880.3488 dogecoin, with a market value of $93,683 (cost: $126,824), 278,351.5809 cardano, with a market value of $68,306 (cost: $100,813), and 186,942.1635 stellar lumens, with a market value of $31,707 (cost: $40,002).

For the three months ended March 31, 2026

For the three months ended March 31, 2026, 150,000 Shares were issued in exchange for 29.0998 bitcoin, 158.0716 ether, 110,048.3021 XRP, 897.8243 solana, 249,648.4158 dogecoin, 71,022.6766 cardano, 1,077.2271 LINK, and 48,196.8658 XLM. No Shares were redeemed during the period. The Fund’s NAV per Share began the period at $22.70 and ended the period at $17.30 which represents a 23.79% decrease. During the same period the Fund accrued the Sponsor's Fee of $4,548. During the same period the Fund's Underlying Index fell from 11,716.12 to 8,574.16, a decline of 26.82%.

Net realized loss and change in unrealized depreciation on investments in Digital Assets for the period ended March 31, 2026, was approximately $2,459,675 which includes a net realized loss from Digital Assets sold to pay expenses and for rebalancing of $23,634 and a net change in unrealized depreciation on investments in Digital Assets of approximately $2,436,041. Net assets increased by approximately $165,257, from approximately $10,215,391 at December 31, 2025 to approximately $10,380,648 at March 31, 2026, primarily due to net capital share transactions of approximately $2,629,480, partially offset by a decrease in net assets resulting from operations of approximately $2,464,223.

For the period February 20, 2025 (Date of commencement of operations) to March 31, 2025

For the period February 20, 2025 (Date of commencement of operations) to March 31, 2025, 50,000 Shares were issued in exchange for 10.9374 bitcoin and 66.8158 ether. No Shares were redeemed during the period. The Fund's NAV per Share began the period at $25.13 and ended the period at $20.61. The 17.99% decrease in the Fund's NAV per Share from $25.13 per Share, as of February 20, 2025 (Date of commencement of operations) to $20.61 at March 31, 2025 is directly related to the 15.55% decrease in the price of bitcoin and 33.33% decrease in the price of ether over the same period.

Net realized and unrealized loss on investments in Digital Assets for the period ended March 31, 2025, was approximately $405,109 which includes a net realized loss on investments in Digital Assets of $937 and net change in unrealized depreciation on investments in Digital Assets of approximately $404,172. Net realized and unrealized loss on investments in Digital Assets for the period was driven by bitcoin price depreciation from $98,231.15 per bitcoin as of February 20, 2025 (Date of commencement of operations) to $82,956.00 per bitcoin as of March 31, 2025. Net realized and unrealized loss on investments in Digital Assets for the period was also driven by ether price depreciation from $2,752.09 per ether as of February 20, 2025 to $1,834.80 per ether as of March 31, 2025. Net assets increased by approximately $578,629 during the period from February 20, 2025 to March 31, 2025, to approximately $3,092,007 as of March 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $983,738.

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended March 31, 2026, the Fund accrued the Sponsor’s Fee of $4,548. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At March 31, 2026 and December 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

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

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from January 2, 2026 to March 31, 2026.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
January 2, 2026 to March 31, 2026	9,747.36	12,719.53	January 14, 2026	8,008.44	February 5, 2026	8,574.16	March 31, 2026

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

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this filing on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of May 12, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
  Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended March 31, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended March 31, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Trust of Franklin Crypto Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S‑1 (File No. 333-281615) filed by the Registrant on August 16, 2024

4.1	Second Amended and Restated Agreement and Declaration of Trust is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.1	Coinbase Prime Broker Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.2	Coinbase Post-Trade Financing Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.3	Coinbase Custody Custodial Services Agreement. (included in Exhibit 10.1)

10.4	Custody Agreement with the Cash Custodian is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.5	Fund Administration and Accounting Agreement with the Administrator is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.6	Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

10.8	Index Sublicensing Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

23.2	Consents of Stradley Ronon Stevens & Young, LLP are incorporated by reference to Exhibit 5.1 and Exhibit 8.1 of the Registration Statement on Form S-1 (File 333-281615) filed by the Trust on February 14, 2025.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS (1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1) Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Crypto Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings*
Christopher Kings
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: May 12, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.