Form 10-Q
period 2026-06-30
Franklin Crypto Trust
filed 2026-08-14
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

The registrant had 900,000 outstanding Shares as of August 3, 2026.

Documents Incorporated by Reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions for Digital Assets, and the Shares, the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

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
FRANKLIN CRYPTO TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at June 30, 2026 and December 31, 2025 for Franklin Crypto Trust	5
Combined Schedules of Investments at June 30, 2026 and December 31, 2025 for Franklin Crypto Trust	6
Combined Statements of Operations for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to June 30, 2025 for Franklin Crypto Trust	7
Combined Statements of Cash Flows for the six months ended June 30, 2026 and for the period February 20, 2025 (Date of commencement of operations) through June 30, 2025 for Franklin Crypto Trust	8
Combined Statements of Changes in Net Assets for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to June 30, 2025 for Franklin Crypto Trust	9
Notes to the Combined Financial Statements for Franklin Crypto Trust	10
Statements of Assets and Liabilities at June 30, 2026 and December 31, 2025 for Franklin Crypto Index ETF	21
Schedules of Investments at June 30, 2026 and December 31, 2025 for Franklin Crypto Index ETF	22
Statements of Operations for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to June 30, 2025 for Franklin Crypto Index ETF	23
Statements of Cash Flows for the six months ended June 30, 2026 and for the period February 20, 2025 (Date of commencement of operations) through June 30, 2025 for Franklin Crypto Index ETF	24
Statements of Changes in Net Assets for the three months ended June 30, 2026 and 2025, the six months ended June 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to June 30, 2025 for Franklin Crypto Index ETF	25
Notes to Financial Statements for Franklin Crypto Index ETF	26

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$11,735,475	$10,216,868
Total Assets	11,735,475	10,216,868

Liabilities
Sponsor's fee payable	1,783	1,477
Total liabilities	1,783	1,477
Commitments and contingencies (Note 7)

Net Assets	$11,733,692	$10,215,391

Shares issued and outstanding(b)	800,000	450,000
Net asset value per Share	$14.67	$22.70

(a)
Cost of investments in Digital Assets: $17,057,344 at June 30, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

June 30, 2026
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	155.4365	$13,071,883	$9,186,529	78.29%
Ether	806.8154	2,077,864	1,285,265	10.95%
XRP	609,842.6656	1,016,897	639,908	5.45%
Solana	5,398.9017	549,508	406,915	3.47%
Dogecoin	1,502,862.6388	170,059	108,567	0.93%
Cardano	374,121.9642	116,977	55,818	0.48%
Stellar Lumens	257,543.7911	54,156	52,473	0.45%
Total investments in Digital Assets		$17,057,344	$11,735,475	100.02%
Less liabilities			(1,783)	(0.02)%
Net assets			$11,733,692	100.00%

December 31, 2025
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	June 30, 2026	June 30, 2025
Expenses
Sponsor's fee	$5,401	$1,739	$9,949	$2,303
Less waiver	-	(1,739)	-	(2,303)
Total expenses	5,401	-	9,949	-
Net investment loss	(5,401)	-	(9,949)	-

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(17,448)	1,146	(41,082)	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,681,413)	973,057	(4,117,454)	568,885
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,698,861)	974,203	(4,158,536)	569,094
Net increase (decrease) in net assets resulting from operations	$(1,704,262)	$974,203	$(4,168,485)	$569,094
Net increase (decrease) in net assets per Share(a)	$(2.64)	$6.50	$(7.28)	$3.99

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2026	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,168,485)	$569,094
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(5,686,881)	(983,738)
Purchases of Digital Assets for rebalancing	(95,193)	(26,653)
Sales of Digital Assets for the redemption of Shares and to pay expenses	9,738	–
Sales of Digital Assets for rebalancing	95,193	26,653
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	2,739	(209)
Net realized (gain) loss from Digital Assets sold for rebalancing	38,343	–
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	4,117,454	(568,885)
Change in operating assets and liabilities:
Sponsor's fee payable	306	–
Net cash provided by (used in) operating activities	$(5,686,786)	$(983,738)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	5,686,786	983,738
Payments on Shares redeemed	–	–
Net cash provided by (used in) financing activities	$5,686,786	$983,738

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	June 30, 2026	June 30, 2025

Net assets, beginning of period	$10,380,648	$3,092,007	$10,215,391	$2,513,378	^
Net investment income (loss)	(5,401)	-	(9,949)	-
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(17,448)	1,146	(41,082)	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,681,413)	973,057	(4,117,454)	568,885
Net increase (decrease) in net assets resulting from operations	(1,704,262)	974,203	(4,168,485)	569,094
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	3,057,306	-	5,686,786	983,738
Distributions for Shares redeemed	-	-	-	-
Net increase (decrease) in net assets from capital share transactions	3,057,306	-	5,686,786	983,738
Net assets, end of period	$11,733,692	$4,066,210	$11,733,692	$4,066,210

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

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of June 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at June 30, 2026 and December 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows, and Combined Statements of Changes in Net Assets for the three months ended June 30, 2026 and June 30, 2025, the six months ended June 30, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year end of the Trust and the Fund ends on December 31.

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

As of June 30, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	78.43%
Ether-ETH	10.95%
XRP	5.47%
Solana-SOL	3.42%
Dogecoin-DOGE	0.85%
Cardano-ADA	0.47%
Stellar Lumens-XLM	0.41%

As of June 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	88.647%
Ether-ETH	11.353%

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

On June 30, 2026 and December 31, 2025, the values of the Digital Assets held by the Fund were categorized as Level 1.

2.4.     Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Digital Asset Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $5,401.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. In addition, the Fund may incur certain other non-recurring expenses that are not assumed by the Sponsor (expenses assumed by the Sponsor are described above), including but not limited to, taxes and governmental charges, any applicable brokerage commissions, Digital Asset network fees and similar transaction fees that qualify as extraordinary or non-routine expenses as described above, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Fund to protect the Fund or the interests of Shareholders (including, for example, in connection with any fork of the Digital Asset blockchain, any Incidental Rights and any IR Virtual Currency); any indemnification of the Cash Custodian, Digital Asset Custodian, Prime Broker, Administrator or other agents, service providers or counterparties of the Trust or the Fund and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters or legal expenses in excess of $500,000 per year. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement. There are no set circumstances in which the Sponsor has determined to assume legal fees and expenses in excess of the amount stipulated in the Sponsor Agreement, but such expenses may be assumed by the Sponsor, for example, to help the Fund achieve scale. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Fund. Additionally, there is no cap on the aggregate amount of expenses that could be assumed by the Sponsor each year, except as otherwise described herein. The Trust’s and Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor may not seek reimbursement or otherwise require the Fund, the Trust, the Trustee, or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs. Because the Fund does not have any income, it will need to sell Digital Assets to cover the Sponsor’s fee and expenses not assumed by the Sponsor, if any. Fund expenses not assumed by the Sponsor shall accrue daily and be payable by the Fund to the Sponsor at least quarterly in arrears. The Fund may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of Digital Assets held by the Fund. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Fund, the Fund will still need to sell Digital Assets to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of Digital Assets represented by each Share.

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operate; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	600,000	$14,353,553
Creation of Shares	200,000	3,057,306
Redemption of Shares	–	–
Balance at June 30, 2026	800,000	$17,410,859

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	150,000	$3,464,187
Creation of Shares	–	–
Redemption of Shares	–	–
Balance at June 30, 2025	150,000	$3,464,187

Changes in the Shares for the period from January 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	350,000	5,686,786
Redemption of Shares	–	–
Balance at June 30, 2026	800,000	$17,410,859

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	–	–
Balance at June 30, 2025	150,000	$3,464,187

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

3.   INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from April 1, 2026 to June 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at April 1, 2026	116.5159	$7,938,186
Bitcoin purchased for the creation of Shares	38.8575	2,402,373
Bitcoin purchased for the rebalancing of Digital Assets	0.1200	8,901
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0569)	(4,108)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(933)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,157,890)
Balance at June 30, 2026	155.4365	$9,186,529

	Quantity of Ether	Amount in US$
Beginning balance at April 1, 2026	623.6507	$1,310,814
Ether purchased for the creation of Shares	201.6955	332,999
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(18.2298)	(36,409)
Principal on ether sales to pay expenses	(0.3010)	(663)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(206)
Net realized gain (loss) from ether sold for rebalancing	-	(16,119)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(305,151)
Balance at June 30, 2026	806.8154	$1,285,265

	Quantity of XRP	Amount in US$
Beginning balance at April 1, 2026	447,679.1676	$603,024
XRP purchased for the creation of Shares	152,454.4000	173,727
XRP purchased for the rebalancing of Digital Assets	9,929.5100	12,858
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(220.4120)	(292)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(100)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(149,309)
Balance at June 30, 2026	609,842.6656	$639,908

	Quantity of Solana	Amount in US$
Beginning balance at April 1, 2026	4,037.3152	$336,591
Solana purchased for the creation of Shares	1,349.6700	88,086
Solana purchased for the rebalancing of Digital Assets	13.8900	1,125
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(1.9735)	(159)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(56)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(18,672)
Balance at June 30, 2026	5,398.9017	$406,915

	Quantity of Dogecoin	Amount in US$
Beginning balance at April 1, 2026	1,013,880.3488	$93,683
Dogecoin purchased for the creation of Shares	375,700.1900	31,889
Dogecoin purchased for the rebalancing of Digital Assets	113,798.8000	11,407
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(516.7000)	(49)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(12)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(28,351)
Balance at June 30, 2026	1,502,862.6388	$108,567

	Quantity of Cardano	Amount in US$
Beginning balance at April 1, 2026	278,351.5809	$68,306
Cardano purchased for the creation of Shares	93,525.6000	15,662
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(136.3367)	(28)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(18)
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(28,652)
Balance at June 30, 2026	374,121.9642	$55,818

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at April 1, 2026	186,942.1635	$31,707
Stellar lumens purchased for the creation of Shares	64,383.3000	12,605
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	-	-
Principal on stellar lumens sales to pay expenses	(92.4724)	(16)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(4)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	6,612
Balance at June 30, 2026	257,543.7911	$52,473

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at April 1, 2025	33.0623	$2,742,715
Bitcoin purchased for the creation of Shares	-	-
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	847,238
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of Ether	Amount in US$
Beginning balance at April 1, 2025	190.3706	$349,292
Ether purchased for the creation of Shares	-	-
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	125,819
Balance at June 30, 2025	182.6830	$456,764

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from January 1, 2026 to June 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	67.9573	4,415,178
Bitcoin purchased for the rebalancing of Digital Assets	0.2344	16,831
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.1019)	(7,422)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(1,996)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(2,875,669)
Balance at June 30, 2026	155.4365	$9,186,529

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	359.7671	655,977
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(26.8788)	(54,001)
Principal on ether sales to pay expenses	(0.5450)	(1,232)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(409)
Net realized gain (loss) from ether sold for rebalancing	-	(25,915)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(699,073)
Balance at June 30, 2026	806.8154	$1,285,265

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	262,502.7021	327,657
XRP purchased for the rebalancing of Digital Assets	17,407.8747	23,259
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(391.7995)	(556)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(175)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(314,010)
Balance at June 30, 2026	609,842.6656	$639,908

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	2,247.4943	166,836
Solana purchased for the rebalancing of Digital Assets	459.8864	40,141
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(3.4122)	(296)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(96)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(135,809)
Balance at June 30, 2026	5,398.9017	$406,915

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	625,348.6058	55,667
Dogecoin purchased for the rebalancing of Digital Assets	129,068.0000	12,845
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(905.0999)	(89)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(24)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(48,105)
Balance at June 30, 2026	1,502,862.6388	$108,567

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	164,548.2766	35,586
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(245.8321)	(62)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(28)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(48,700)
Balance at June 30, 2026	374,121.9642	$55,818

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on Chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from Chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from Chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in Chainlink	-	1,098
Balance at June 30, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	112,580.1658	20,248
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(166.5751)	(31)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(8)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	2,814
Balance at June 30, 2026	257,543.7911	$52,473

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025:

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no Shares of the Fund were held by a related party.

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

6.   COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,	For the period February 20, 2025 (Date of commencement of operations) through June 30,
	2026	2025		2026	2025

Net asset value per Share, beginning of period	$17.30	$20.61		$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	-		(0.02)	-
Net realized and unrealized gain (loss) on investment in Digital Assets	(2.62)	6.50		(8.01)	1.98
Net increase (decrease) in net assets from operations(c)	(2.63)	6.50		(8.03)	1.98
Net asset value per Share, end of period	$14.67	$27.11		$14.67	$27.11

Total return, at net asset value(d)(e)	(15.20)%	31.54%		(35.37)%	7.88%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%		(0.19)%	0.00%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.00	%(g)	0.19%	0.00	%(g)

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

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund’s investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10.   SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	June 30, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$11,735,475	$10,216,868
Total Assets	11,735,475	10,216,868

Liabilities
Sponsor's fee payable	1,783	1,477
Total liabilities	1,783	1,477
Commitments and contingencies (Note 7)

Net Assets	$11,733,692	$10,215,391

Shares issued and outstanding(b)	800,000	450,000
Net asset value per Share	$14.67	$22.70

(a)
Cost of investments in Digital Assets: $17,057,344 at June 30, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

June 30, 2026
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	155.4365	$13,071,883	$9,186,529	78.29%
Ether	806.8154	2,077,864	1,285,265	10.95%
XRP	609,842.6656	1,016,897	639,908	5.45%
Solana	5,398.9017	549,508	406,915	3.47%
Dogecoin	1,502,862.6388	170,059	108,567	0.93%
Cardano	374,121.9642	116,977	55,818	0.48%
Stellar Lumens	257,543.7911	54,156	52,473	0.45%
Total investments in Digital Assets		$17,057,344	$11,735,475	100.02%
Less liabilities			(1,783)	(0.02)%
Net assets			$11,733,692	100.00%

December 31, 2025
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	June 30, 2026	June 30, 2025
Expenses
Sponsor's fee	$5,401	$1,739	$9,949	$2,303
Less waiver	-	(1,739)	-	(2,303)
Total expenses	5,401	-	9,949	-
Net investment loss	(5,401)	-	(9,949)	-

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(17,448)	1,146	(41,082)	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,681,413)	973,057	(4,117,454)	568,885
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,698,861)	974,203	(4,158,536)	569,094
Net increase (decrease) in net assets resulting from operations	$(1,704,262)	$974,203	$(4,168,485)	$569,094
Net increase (decrease) in net assets per Share(a)	$(2.64)	$6.50	$(7.28)	$3.99

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2026	For the period February 20, 2025 (Date of commencement of operations) through June 30, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,168,485)	$569,094
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(5,686,881)	(983,738)
Purchases of Digital Assets for rebalancing	(95,193)	(26,653)
Sales of Digital Assets for the redemption of Shares and to pay expenses	9,738	–
Sales of Digital Assets for rebalancing	95,193	26,653
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	2,739	(209)
Net realized (gain) loss from Digital Assets sold for rebalancing	38,343	–
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	4,117,454	(568,885)
Change in operating assets and liabilities:
Sponsor's fee payable	306	–
Net cash provided by (used in) operating activities	$(5,686,786)	$(983,738)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	5,686,786	983,738
Payments on Shares redeemed	–	–
Net cash provided by (used in) financing activities	$5,686,786	$983,738

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	June 30, 2026	June 30, 2025

Net assets, beginning of period	$10,380,648	$3,092,007	$10,215,391	$2,513,378	^
Net investment income (loss)	(5,401)	-	(9,949)	-
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(17,448)	1,146	(41,082)	209
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	(1,681,413)	973,057	(4,117,454)	568,885
Net increase (decrease) in net assets resulting from operations	(1,704,262)	974,203	(4,168,485)	569,094
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	3,057,306	-	5,686,786	983,738
Distributions for Shares redeemed	-	-	-	-
Net increase (decrease) in net assets from capital share transactions	3,057,306	-	5,686,786	983,738
Net assets, end of period	$11,733,692	$4,066,210	$11,733,692	$4,066,210

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

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of June 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at June 30, 2026 and December 31, 2025 and the Statements of Operations, Statements of Cash Flows, and Statements of Changes in Net Assets for the three months ended June 30, 2026 and June 30, 2025, the six months ended June 30, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year end of the Trust and the Fund ends on December 31.

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

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of June 30, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	78.43%
Ether-ETH	10.95%
XRP	5.47%
Solana-SOL	3.42%
Dogecoin-DOGE	0.85%
Cardano-ADA	0.47%
Stellar Lumens-XLM	0.41%

As of June 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	88.647%
Ether-ETH	11.353%

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

On June 30, 2026 and December 31, 2025, the value of the Digital Assets held by the Fund were categorized as Level 1.

2.4.     Fees, Expenses, and Realized Gains (Losses)

The Fund’s only ordinary recurring expense is the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodians (the Cash Custodian and Digital Asset Custodian, collectively) and the Trustee, Cboe BZX Exchange listing fees, Index Provider Fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses, and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor paid the costs of the Trust's and the Fund’s organization and the initial offering costs and may not seek reimbursement of such costs. Digital Assets transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of Digital Assets are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $5,401.

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operate; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at April 1, 2026	600,000	$14,353,553
Creation of Shares	200,000	3,057,306
Redemption of Shares	–	–
Balance at June 30, 2026	800,000	$17,410,859

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount#
Balance at April 1, 2025	150,000	$3,464,187
Creation of Shares	–	–
Redemption of Shares	–	–
Balance at June 30, 2025	150,000	$3,464,187

Changes in the Shares for the period from January 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	350,000	5,686,786
Redemption of Shares	–	–
Balance at June 30, 2026	800,000	$17,410,859

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025	100,000	$2,480,449	^
Creation of Shares	50,000	983,738
Redemption of Shares	–	–
Balance at June 30, 2025	150,000	$3,464,187

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

3.     INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from April 1, 2026 to June 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at April 1, 2026	116.5159	$7,938,186
Bitcoin purchased for the creation of Shares	38.8575	2,402,373
Bitcoin purchased for the rebalancing of Digital Assets	0.1200	8,901
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0569)	(4,108)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(933)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(1,157,890)
Balance at June 30, 2026	155.4365	$9,186,529

	Quantity of Ether	Amount in US$
Beginning balance at April 1, 2026	623.6507	$1,310,814
Ether purchased for the creation of Shares	201.6955	332,999
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(18.2298)	(36,409)
Principal on ether sales to pay expenses	(0.3010)	(663)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(206)
Net realized gain (loss) from ether sold for rebalancing	-	(16,119)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(305,151)
Balance at June 30, 2026	806.8154	$1,285,265

	Quantity of XRP	Amount in US$
Beginning balance at April 1, 2026	447,679.1676	$603,024
XRP purchased for the creation of Shares	152,454.4000	173,727
XRP purchased for the rebalancing of Digital Assets	9,929.5100	12,858
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(220.4120)	(292)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(100)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(149,309)
Balance at June 30, 2026	609,842.6656	$639,908

	Quantity of Solana	Amount in US$
Beginning balance at April 1, 2026	4,037.3152	$336,591
Solana purchased for the creation of Shares	1,349.6700	88,086
Solana purchased for the rebalancing of Digital Assets	13.8900	1,125
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(1.9735)	(159)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(56)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(18,672)
Balance at June 30, 2026	5,398.9017	$406,915

	Quantity of Dogecoin	Amount in US$
Beginning balance at April 1, 2026	1,013,880.3488	$93,683
Dogecoin purchased for the creation of Shares	375,700.1900	31,889
Dogecoin purchased for the rebalancing of Digital Assets	113,798.8000	11,407
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(516.7000)	(49)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(12)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(28,351)
Balance at June 30, 2026	1,502,862.6388	$108,567

	Quantity of Cardano	Amount in US$
Beginning balance at April 1, 2026	278,351.5809	$68,306
Cardano purchased for the creation of Shares	93,525.6000	15,662
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(136.3367)	(28)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(18)
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(28,652)
Balance at June 30, 2026	374,121.9642	$55,818

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at April 1, 2026	186,942.1635	$31,707
Stellar lumens purchased for the creation of Shares	64,383.3000	12,605
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	-	-
Principal on stellar lumens sales to pay expenses	(92.4724)	(16)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(4)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	6,612
Balance at June 30, 2026	257,543.7911	$52,473

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at April 1, 2025	33.0623	$2,742,715
Bitcoin purchased for the creation of Shares	-	-
Bitcoin purchased for the rebalancing of Digital Assets	0.1861	19,493
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	847,238
Balance at June 30, 2025	33.2484	$3,609,446

	Quantity of Ether	Amount in US$
Beginning balance at April 1, 2025	190.3706	$349,292
Ether purchased for the creation of Shares	-	-
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(7.6876)	(19,493)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,146
Net change in unrealized appreciation (depreciation) on investment in ether	-	125,819
Balance at June 30, 2025	182.6830	$456,764

The following represents the changes in quantity of Digital Assets held and the respective fair value during the period from January 1, 2026 to June 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	67.9573	4,415,178
Bitcoin purchased for the rebalancing of Digital Assets	0.2344	16,831
Bitcoin sold for the redemption of Shares	-	-
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.1019)	(7,422)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(1,996)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	(2,875,669)
Balance at June 30, 2026	155.4365	$9,186,529

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	359.7671	655,977
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	-	-
Ether sold for the rebalancing of Digital Assets	(26.8788)	(54,001)
Principal on ether sales to pay expenses	(0.5450)	(1,232)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(409)
Net realized gain (loss) from ether sold for rebalancing	-	(25,915)
Net change in unrealized appreciation (depreciation) on investment in ether	-	(699,073)
Balance at June 30, 2026	806.8154	$1,285,265

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	262,502.7021	327,657
XRP purchased for the rebalancing of Digital Assets	17,407.8747	23,259
XRP sold for the redemption of Shares	-	-
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(391.7995)	(556)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(175)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(314,010)
Balance at June 30, 2026	609,842.6656	$639,908

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	2,247.4943	166,836
Solana purchased for the rebalancing of Digital Assets	459.8864	40,141
Solana sold for the redemption of Shares	-	-
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(3.4122)	(296)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	(96)
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	(135,809)
Balance at June 30, 2026	5,398.9017	$406,915

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	625,348.6058	55,667
Dogecoin purchased for the rebalancing of Digital Assets	129,068.0000	12,845
Dogecoin sold for the redemption of Shares	-	-
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(905.0999)	(89)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(24)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(48,105)
Balance at June 30, 2026	1,502,862.6388	$108,567

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	164,548.2766	35,586
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	-	-
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(245.8321)	(62)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(28)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(48,700)
Balance at June 30, 2026	374,121.9642	$55,818

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on Chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from Chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from Chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in Chainlink	-	1,098
Balance at June 30, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	112,580.1658	20,248
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	-	-
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(166.5751)	(31)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(8)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	2,814
Balance at June 30, 2026	257,543.7911	$52,473

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to June 30, 2025:

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

The Trust also considers FRI, the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026, no Shares of the Fund were held by a related party.

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

6.     FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,	For the period February 20, 2025 (Date of commencement of operations) through June 30,
	2026	2025		2026	2025

Net asset value per Share, beginning of period	$17.30	$20.61		$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	-		(0.02)	-
Net realized and unrealized gain (loss) on investment in Digital Assets	(2.62)	6.50		(8.01)	1.98
Net increase (decrease) in net assets from operations(c)	(2.63)	6.50		(8.03)	1.98
Net asset value per Share, end of period	$14.67	$27.11		$14.67	$27.11

Total return, at net asset value(d)(e)	(15.20)%	31.54%		(35.37)%	7.88%

Ratio to average net assets(f)
Net investment loss	(0.19)%	0.00%		(0.19)%	0.00%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.00	%(g)	0.19%	0.00	%(g)

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s and the Fund’s operations, the Sponsor’s plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund generally seeks to reflect the price of the Digital Assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of June 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

Results of Operations

At June 30, 2026, the Digital Asset Custodian held the following Digital Assets on behalf of the Fund: 155.4365 bitcoin, with a market value of $9,186,529 (cost:$13,071,883), 806.8154 ether, with a market value of $1,285,265 (cost: $2,077,864), 609,842.6656 XRP, with a market value of $639,908 (cost: $1,016,897), 5,398.9017 solana, with a market value of $406,915 (cost: $549,508), 1,502,862.6388 dogecoin, with a market value of $108,567 (cost: $170,059), 374,121.9642 cardano, with a market value of $55,818 (cost: $116,977), and 257,543.7911 stellar lumens, with a market value of $52,473 (cost: $54,156).

For the three months ended June 30, 2026

For the three months ended June 30, 2026, 200,000 Shares were issued in exchange for 38.8575 bitcoin, 201.6955 ether, 152,454.4000 XRP, 1,349.6700 solana, 375,700.1900 dogecoin, 93,525.6000 cardano, and 64,383.3000 XLM. No Shares were redeemed during the period. The Fund’s NAV per Share began the period at $17.30 and ended the period at $14.67 which represents a 15.20% decrease. During the same period the Fund accrued the Sponsor's Fee of $5,401. During the same period the Fund's Underlying Index fell from 8,574.16 to 7,235.39, a decline of 15.61%. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources. The Underlying Index is based on CF Reference Rates, while the Fund's reported performance is based on NAV calculated using Principal Market NAV for financial reporting purposes. Accordingly, the returns may not be directly comparable.

Net realized loss and change in unrealized depreciation on investments in Digital Assets for the period ended June 30, 2026, was approximately $1,698,861 which includes a net realized loss from Digital Assets sold to pay expenses and for rebalancing of $17,448 and a net change in unrealized depreciation on investments in Digital Assets of approximately $1,681,413. Net assets increased by approximately $1,353,044, from approximately $10,380,648 at March 31, 2026 to approximately $11,733,692 at June 30, 2026, primarily due to net capital share transactions of approximately $3,057,306, partially offset by a decrease in net assets resulting from operations due to Digital Asset price depreciation of approximately $1,704,262.

For the three months ended June 30, 2025

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

For the six months ended June 30, 2026

For the six months ended June 30, 2026, 350,000 Shares were issued in exchange for 67.9573 bitcoin, 359.7671 ether, 262,502.7021 XRP, 2,247.4943 solana, 625,348.6058 dogecoin, 164,548.2766 cardano, 1,077.2271 chainlink, and 112,580.1658 XLM. No Shares were redeemed during the period. The Fund’s NAV per Share began the period at $22.70 and ended the period at $14.67 which represents a 35.37% decrease. During the same period the Fund accrued the Sponsor's Fee of $9,949. During the same period the Fund's Underlying Index fell from 11,267.43 to 7,235.39, a decline of 35.78%. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources. The Underlying Index is based on CF Reference Rates, while the Fund's reported performance is based on NAV calculated using Principal Market NAV for financial reporting purposes. Accordingly, the returns may not be directly comparable.

Net realized loss and change in unrealized depreciation on investments in Digital Assets for the period ended June 30, 2026, was approximately $4,158,536 which includes a net realized loss from Digital Assets sold to pay expenses and for rebalancing of $41,082 and a net change in unrealized depreciation on investments in Digital Assets of approximately $4,117,454. Net assets increased by approximately $1,518,301, from approximately $10,215,391 at December 31, 2025 to approximately $11,733,692 at June 30, 2026, primarily due to net capital share transactions of approximately $5,686,786, partially offset by a decrease in net assets resulting from operations due to Digital Asset price depreciation of approximately $4,168,485.

For the period February 20, 2025 (Date of commencement of operations) to June 30, 2025

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s Fee on the first $10.0 billion of the Fund’s assets. For the quarter ended June 30, 2026, the Fund accrued the Sponsor’s Fee of $5,401. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At June 30, 2026 and December 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

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

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from April 1, 2026 to June 30, 2026.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
April 1, 2026 to June 30, 2026	8,908.87	10,185.71	May 11, 2026	7,235.39	June 30, 2026	7,235.39	June 30, 2026

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

Item 4.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports with respect to the Fund is recor`ded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a- 15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust's and the Fund's internal control over financial reporting that occurred during the first quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust's and the Fund's internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended June 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three months ended June 30, 2026.

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

10.6
Transfer Agency and Service Agreement with the Administrator is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No.333-281615) filed by the Trust on February 6, 2025.

10.7	Sponsor Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6,2025.

10.8	Index Sublicensing Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-281615) filed by the Trust on February 6, 2025.

23.2
Consents of Stradley Ronon Stevens & Young, LLP are incorporated by reference to Exhibit 5.1 and Exhibit 8.1 of the Registration Statement on Form S-1 (File 333-281615) filed by the Trust on February 14, 2025.

31.1(1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

32.2(1)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).

101.INS(1)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: August 14, 2026

*
The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.