Form 10-Q
period 2026-09-30
Franklin Crypto Trust
filed 2026-11-13
CIK 2033807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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

The registrant had 850,000 outstanding Shares as of November 2, 2026.

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

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and the Fund

FRANKLIN CRYPTO INDEX ETF
FRANKLIN CRYPTO TRUST

Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at September 30, 2026 and December 31, 2025 for Franklin Crypto Trust	5
Combined Schedules of Investments at September 30, 2026 and December 31, 2025 for Franklin Crypto Trust	6
Combined Statements of Operations for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to September 30, 2025 for Franklin Crypto Trust	7
Combined Statements of Cash Flows for the nine months ended September 30, 2026 and for the period February 20, 2025 (Date of commencement of operations) through September 30, 2025 for Franklin Crypto Trust	8
Combined Statements of Changes in Net Assets for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to September 30, 2025 for Franklin Crypto Trust	9
Notes to the Combined Financial Statements for Franklin Crypto Trust	10
Statements of Assets and Liabilities at September 30, 2026 and December 31, 2025 for Franklin Crypto Index ETF	21
Schedules of Investments at September 30, 2026 and December 31, 2025 for Franklin Crypto Index ETF	22
Statements of Operations for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to September 30, 2025 for Franklin Crypto Index ETF	23
Statements of Cash Flows for the nine months ended September 30, 2026 and for the period February 20, 2025 (Date of commencement of operations) through September 30, 2025 for Franklin Crypto Index ETF	24
Statements of Changes in Net Assets for the three months ended September 30, 2026 and 2025, the nine months ended September 30, 2026, and the period February 20, 2025 (Date of commencement of operations) to September 30, 2025 for Franklin Crypto Index ETF	25
Notes to Financial Statements for Franklin Crypto Index ETF	26

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$17,027,480	$10,216,868
Total Assets	17,027,480	10,216,868

Liabilities
Sponsor's fee payable	2,616	1,477
Total liabilities	2,616	1,477
Commitments and contingencies (Note 7)

Net Assets	$17,024,864	$10,215,391

Shares issued and outstanding(b)	800,000	450,000
Net asset value per Share	$21.28	$22.70

(a)
Cost of investments in Digital Assets: $16,583,491 at September 30, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED SCHEDULES OF INVESTMENTS (Unaudited)

September 30, 2026
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	155.3730	$12,729,811	$13,004,293	76.39%
Ether	806.4596	2,013,824	2,172,505	12.76%
XRP	609,573.7670	978,257	914,361	5.37%
Solana	5,396.5714	534,047	639,979	3.76%
Dogecoin	1,502,200.6472	163,187	143,730	0.84%
Cardano	373,963.5206	110,884	93,809	0.55%
Stellar Lumens	257,432.2473	53,481	58,803	0.35%
Total investments in Digital Assets		$16,583,491	$17,027,480	100.02%
Less liabilities			(2,616)	(0.02)%
Net assets			$17,024,864	100.00%

December 31, 2025
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	September 30, 2026	September 30, 2025
Expenses
Sponsor's fee	$7,243	$2,750	$17,192	$5,053
Less waiver	-	(1,741)	-	(4,044)
Total expenses	7,243	1,009	17,192	1,009
Net investment loss	(7,243)	(1,009)	(17,192)	(1,009)

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and sold for rebalancing	(94,156)	116	(135,238)	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	5,765,858	459,814	1,648,404	1,028,699
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	5,671,702	459,930	1,513,166	1,029,014
Net increase (decrease) in net assets resulting from operations	$5,664,459	$458,921	$1,495,974	$1,028,005
Net increase (decrease) in net assets per Share(a)(b)	$6.64	$2.40	$2.24	$6.32

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.
(b)
The change in Financial highlights may not agree with Net increase (decrease) in net assets per Share because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2026	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,495,974	$1,028,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(7,295,569)	(4,044,659)
Purchases of Digital Assets for rebalancing	(95,193)	(26,917)
Sales of Digital Assets for the redemption of Shares and to pay expenses	1,998,123	–
Sales of Digital Assets for rebalancing	95,193	26,917
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	96,895	(315)
Net realized (gain) loss from Digital Assets sold for rebalancing	38,343	–
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(1,648,404)	(1,028,699)
Change in operating assets and liabilities:
Sponsor's fee payable	1,139	1,009
Net cash provided by (used in) operating activities	$(5,313,499)	$(4,044,659)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	7,295,474	4,044,659
Payments on Shares redeemed	(1,981,975)	–
Net cash provided by (used in) financing activities	$5,313,499	$4,044,659

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO TRUST
COMBINED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	September 30, 2026	September 30, 2025

Net assets, beginning of period	$11,733,692	$4,066,210	$10,215,391	$2,513,378	^
Net investment income (loss)	(7,243)	(1,009)	(17,192)	(1,009)
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(94,156)	116	(135,238)	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	5,765,858	459,814	1,648,404	1,028,699
Net increase (decrease) in net assets resulting from operations	5,664,459	458,921	1,495,974	1,028,005
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	1,608,688	3,060,911	7,295,474	4,044,659
Distributions for Shares redeemed	(1,981,975)	-	(1,981,975)	-
Net increase (decrease) in net assets from capital share transactions	(373,287)	3,060,911	5,313,499	4,044,659
Net assets, end of period	$17,024,864	$7,586,042	$17,024,864	$7,586,042

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

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of September 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Combined Statements of Assets and Liabilities and Combined Schedules of Investments at September 30, 2026 and December 31, 2025 and the Combined Statements of Operations, Combined Statements of Cash Flows, and Combined Statements of Changes in Net Assets for the three months ended September 30, 2026 and September 30, 2025, the nine months ended September 30, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year end of the Trust and the Fund is December 31.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The accompanying financial statements are presented for the Trust, as the registrant, combined with the Fund. Individual, series-level financial statements for the Fund are presented separately within this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the combined financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	76.58%
Ether-ETH	12.69%
XRP	5.35%
Solana-SOL	3.75%
Dogecoin-DOGE	0.76%
Cardano-ADA	0.53%
Stellar Lumens-XLM	0.34%

As of September 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	83.408%
Ether-ETH	16.592%

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

On September 30, 2026 and December 31, 2025, the values of the Digital Assets held by the Fund were categorized as Level 1.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s fee on the first $10.0 billion of the Fund’s assets. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $7,243 and nine months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $17,192.

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

2.5.
Digital Assets Receivable and Payable

Digital assets receivable or payable represents the quantity of digital assets covered by contractually binding orders for the creation or redemption of Shares respectively, where the digital asset has not yet been transferred to or from the Fund's account. Generally, ownership of the Digital Assets is transferred within one business day of the trade date (referred to as "T+1").

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operate; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	800,000	$17,410,859
Creation of Shares	100,000	1,608,688
Redemption of Shares	(100,000)	(1,981,975)
Balance at September 30, 2026	800,000	$17,037,572

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	150,000	$3,464,197
Creation of Shares	100,000	3,060,911
Redemption of Shares	–	–
Balance at September 30, 2025	250,000	$6,525,108

Changes in the Shares for the nine months from January 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	450,000	7,295,474
Redemption of Shares	(100,000)	(1,981,975)
Balance at September 30, 2026	800,000	$17,037,572

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025	100,000	$2,480,449	^
Creation of Shares	150,000	4,044,659
Redemption of Shares	–	–
Balance at September 30, 2025	250,000	$6,525,108

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

3.
INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at July 1, 2026	155.4365	$9,186,529
Bitcoin purchased for the creation of Shares	19.4299	1,256,943
Bitcoin purchased for the rebalancing of Digital Assets	-	-
Bitcoin sold for the redemption of Shares	(19.4203)	(1,521,654)
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0731)	(4,974)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(72,387)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	4,159,836
Balance at September 30, 2026	155.3730	$13,004,293

	Quantity of Ether	Amount in US$
Beginning balance at July 1, 2026	806.8154	$1,285,265
Ether purchased for the creation of Shares	100.8278	188,637
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	(100.8043)	(250,861)
Ether sold for the rebalancing of Digital Assets	-	-
Principal on ether sales to pay expenses	(0.3793)	(781)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(1,035)
Net realized gain (loss) from ether sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	951,280
Balance at September 30, 2026	806.4596	$2,172,505

	Quantity of XRP	Amount in US$
Beginning balance at July 1, 2026	609,842.6656	$639,908
XRP purchased for the creation of Shares	76,212.1900	84,104
XRP purchased for the rebalancing of Digital Assets	-	-
XRP sold for the redemption of Shares	(76,194.4277)	(108,165)
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(286.6609)	(334)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(14,245)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	313,093
Balance at September 30, 2026	609,573.7670	$914,361

	Quantity of Solana	Amount in US$
Beginning balance at July 1, 2026	5,398.9017	$406,915
Solana purchased for the creation of Shares	674.7520	51,546
Solana purchased for the rebalancing of Digital Assets	-	-
Solana sold for the redemption of Shares	(674.5447)	(69,713)
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(2.5376)	(214)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	2,920
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	248,525
Balance at September 30, 2026	5,396.5714	$639,979

	Quantity of Dogecoin	Amount in US$
Beginning balance at July 1, 2026	1,502,862.6388	$108,567
Dogecoin purchased for the creation of Shares	187,813.7500	13,603
Dogecoin purchased for the rebalancing of Digital Assets	-	-
Dogecoin sold for the redemption of Shares	(187,769.3416)	(15,909)
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(706.4000)	(53)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(4,513)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	42,035
Balance at September 30, 2026	1,502,200.6472	$143,730

	Quantity of Cardano	Amount in US$
Beginning balance at July 1, 2026	374,121.9642	$55,818
Cardano purchased for the creation of Shares	46,760.1993	7,820
Cardano purchased for the rebalancing of Digital Assets	-	-
Cardano sold for the redemption of Shares	(46,742.6923)	(9,694)
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(175.9506)	(32)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(4,187)
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	44,084
Balance at September 30, 2026	373,963.5206	$93,809

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at July 1, 2026	257,543.7911	$52,473
Stellar lumens purchased for the creation of Shares	32,187.3300	6,035
Stellar lumens purchased for the rebalancing of Digital Assets	-	-
Stellar lumens sold for the redemption of Shares	(32,177.8060)	(5,979)
Stellar lumens sold for the rebalancing of Digital Assets	-	-
Principal on stellar lumens sales to pay expenses	(121.0678)	(22)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(709)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	7,005
Balance at September 30, 2026	257,432.2473	$58,803

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at July 1, 2025	33.2484	$3,609,446
Bitcoin purchased for the creation of Shares	22.1644	2,598,294
Bitcoin purchased for the rebalancing of Digital Assets	0.0028	304
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	121,693
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of Ether	Amount in US$
Beginning balance at July 1, 2025	182.6830	$456,764
Ether purchased for the creation of Shares	121.7607	462,617
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(0.0711)	(304)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	116
Net change in unrealized appreciation (depreciation) on investment in ether	-	338,121
Balance at September 30, 2025	304.3726	$1,257,314

The following represents the changes in quantity of Digital Assets held and the respective fair value during the nine months from January 1, 2026 to September 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	87.3647	5,672,121
Bitcoin purchased for the rebalancing of Digital Assets	0.2344	16,831
Bitcoin sold for the redemption of Shares	(19.4203)	(1,521,654)
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.1525)	(12,396)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(74,383)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	1,284,167
Balance at September 30, 2026	155.3730	$13,004,293

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	460.5949	844,614
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	(100.8043)	(250,861)
Ether sold for the rebalancing of Digital Assets	(26.8788)	(54,001)
Principal on ether sales to pay expenses	(0.9243)	(2,013)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(1,444)
Net realized gain (loss) from ether sold for rebalancing	-	(25,915)
Net change in unrealized appreciation (depreciation) on investment in ether	-	252,207
Balance at September 30, 2026	806.4596	$2,172,505

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	338,714.8921	411,761
XRP purchased for the rebalancing of Digital Assets	17,407.8747	23,259
XRP sold for the redemption of Shares	(76,194.4277)	(108,165)
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(678.4604)	(890)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(14,420)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(917)
Balance at September 30, 2026	609,573.7670	$914,361

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	2,922.2463	218,382
Solana purchased for the rebalancing of Digital Assets	459.8864	40,141
Solana sold for the redemption of Shares	(674.5447)	(69,713)
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(5.9498)	(510)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	2,824
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	112,716
Balance at September 30, 2026	5,396.5714	$639,979

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	813,162.3558	69,270
Dogecoin purchased for the rebalancing of Digital Assets	129,068.0000	12,845
Dogecoin sold for the redemption of Shares	(187,769.3416)	(15,909)
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(1,611.4999)	(142)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(4,537)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(6,070)
Balance at September 30, 2026	1,502,200.6472	$143,730

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	211,308.4759	43,406
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	(46,742.6923)	(9,694)
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(421.7827)	(94)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(4,215)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(4,616)
Balance at September 30, 2026	373,963.5206	$93,809

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on Chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from Chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from Chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in Chainlink	-	1,098
Balance at September 30, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	144,767.4958	26,283
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	(32,177.8060)	(5,979)
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(287.6429)	(53)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(717)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	9,819
Balance at September 30, 2026	257,432.2473	$58,803

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	33.1851	3,464,155
Bitcoin purchased for the rebalancing of Digital Assets	0.1889	19,797
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,120)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	(976)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	680,537
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of Ether	Amount in US$
Beginning balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	185.2175	580,504
Ether purchased for the rebalancing of Digital Assets	3.3590	7,120
Ether sold for the rebalancing of Digital Assets	(7.7587)	(19,797)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,291
Net change in unrealized appreciation (depreciation) on investment in ether	-	348,162
Balance at September 30, 2025	304.3726	$1,257,314

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no Shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Digital Assets and cash, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the Digital Assets and blockchain technology industry; trading activity on Digital Asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on Digital Asset platforms; and forks in the Digital Asset network, among other things.

6.
COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,	For the period February 20, 2025 (Date of commencement of operations) through September 30,
	2026	2025		2026	2025

Net asset value per Share, beginning of period	$14.67	$27.11		$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	(0.01)		(0.03)	(0.01)
Net realized and unrealized gain (loss) on investment in Digital Assets	6.62	3.24		(1.39)	5.22
Net increase (decrease) in net assets from operations(c)	6.61	3.23		(1.42)	5.21
Net asset value per Share, end of period	$21.28	$30.34		$21.28	$30.34

Total return, at net asset value(d)	45.06%	11.91%		(6.26)%	20.73%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.07)%		(0.19)%	(0.04)%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.07	%(f)	0.19%	0.04	%(f)

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
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP. Total return for periods of less than a year are not annualized.
(e)
Annualized.
(f)
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

10.
SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF ASSETS AND LIABILITIES (Unaudited)

	September 30, 2026	December 31, 2025

Assets
Investments in Digital Assets, at fair value(a)	$17,027,480	$10,216,868
Total Assets	17,027,480	10,216,868

Liabilities
Sponsor's fee payable	2,616	1,477
Total liabilities	2,616	1,477
Commitments and contingencies (Note 7)

Net Assets	$17,024,864	$10,215,391

Shares issued and outstanding(b)	800,000	450,000
Net asset value per Share	$21.28	$22.70

(a)
Cost of investments in Digital Assets: $16,583,491 at September 30, 2026 and $11,421,283 at December 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
SCHEDULES OF INVESTMENTS (Unaudited)

September 30, 2026
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	155.3730	$12,729,811	$13,004,293	76.39%
Ether	806.4596	2,013,824	2,172,505	12.76%
XRP	609,573.7670	978,257	914,361	5.37%
Solana	5,396.5714	534,047	639,979	3.76%
Dogecoin	1,502,200.6472	163,187	143,730	0.84%
Cardano	373,963.5206	110,884	93,809	0.55%
Stellar Lumens	257,432.2473	53,481	58,803	0.35%
Total investments in Digital Assets		$16,583,491	$17,027,480	100.02%
Less liabilities			(2,616)	(0.02)%
Net assets			$17,024,864	100.00%

December 31, 2025
Digital Assets	Quantity	Cost	Fair Value	Fair Value as a % of Net assets
Bitcoin	87.3467	$8,649,292	$7,639,607	74.79%
Ether	474.4721	1,503,444	1,409,918	13.80%
XRP	330,323.8883	666,712	603,733	5.91%
Solana	2,694.9332	342,923	336,139	3.29%
Dogecoin	749,351.1329	101,660	88,273	0.86%
Cardano	213,170.9930	83,168	70,709	0.69%
Chainlink	3,233.4330	40,342	39,244	0.38%
Stellar Lumens	144,668.9849	33,742	29,245	0.29%
Total investments in Digital Assets		$11,421,283	$10,216,868	100.01%
Less liabilities			(1,477)	(0.01)%
Net assets			$10,215,391	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	September 30, 2026	September 30, 2025
Expenses
Sponsor's fee	$7,243	$2,750	$17,192	$5,053
Less waiver	-	(1,741)	-	(4,044)
Total expenses	7,243	1,009	17,192	1,009
Net investment loss	(7,243)	(1,009)	(17,192)	(1,009)

Net realized and change in unrealized gain (loss) on investment in Digital Assets
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(94,156)	116	(135,238)	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	5,765,858	459,814	1,648,404	1,028,699
Net realized and change in unrealized appreciation (depreciation) on investments in Digital Assets	5,671,702	459,930	1,513,166	1,029,014
Net increase (decrease) in net assets resulting from operations	$5,664,459	$458,921	$1,495,974	$1,028,005
Net increase (decrease) in net assets per Share(a)(b)	$6.64	$2.40	$2.24	$6.32

(a)
Net increase (decrease) in net assets per Share based on average Shares outstanding during the period.
(b)
The change in Financial highlights may not agree with Net increase (decrease) in net assets per Share because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2026	For the period February 20, 2025 (Date of commencement of operations) through September 30, 2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,495,974	$1,028,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Digital Assets for creations	(7,295,569)	(4,044,659)
Purchases of Digital Assets for rebalancing	(95,193)	(26,917)
Sales of Digital Assets for the redemption of Shares and to pay expenses	1,998,123	–
Sales of Digital Assets for rebalancing	95,193	26,917
Net realized (gain) loss from Digital Assets sold for the redemption of Shares and sold to pay expenses	96,895	(315)
Net realized (gain) loss from Digital Assets sold for rebalancing	38,343	–
Net change in unrealized (appreciation) depreciation on investments in Digital Assets	(1,648,404)	(1,028,699)
Change in operating assets and liabilities:
Sponsor's fee payable	1,139	1,009
Net cash provided by (used in) operating activities	$(5,313,499)	$(4,044,659)

Cash Flows from Financing Activities
Proceeds from issuance of Shares	7,295,474	4,044,659
Payments on Shares redeemed	(1,981,975)	–
Net cash provided by (used in) financing activities	$5,313,499	$4,044,659

Cash
Net increase (decrease) in cash	$–	$–
Cash, beginning of period	–	–
Cash, end of period	$–	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the period February 20, 2025 (Date of commencement of operations) through
	2026	2025	September 30, 2026	September 30, 2025

Net assets, beginning of period	$11,733,692	$4,066,210	$10,215,391	$2,513,378	^
Net investment income (loss)	(7,243)	(1,009)	(17,192)	(1,009)
Net realized gain (loss) from Digital Assets sold for the redemption of Shares, sold to pay expenses and rebalancing	(94,156)	116	(135,238)	315
Net change in unrealized appreciation (depreciation) on investments in Digital Assets	5,765,858	459,814	1,648,404	1,028,699
Net increase (decrease) in net assets resulting from operations	5,664,459	458,921	1,495,974	1,028,005
Increase (decrease) in net assets from capital share transactions:
Contributions for Shares issued	1,608,688	3,060,911	7,295,474	4,044,659
Distributions for Shares redeemed	(1,981,975)	-	(1,981,975)	-
Net increase (decrease) in net assets from capital share transactions	(373,287)	3,060,911	5,313,499	4,044,659
Net assets, end of period	$17,024,864	$7,586,042	$17,024,864	$7,586,042

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

FRANKLIN CRYPTO INDEX ETF
A SERIES OF FRANKLIN CRYPTO TRUST
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.
ORGANIZATION

The Franklin Crypto Trust (the “Trust”) was formed as a Delaware statutory trust on August 13, 2024, and is governed by the provisions of the Second Amended and Restated Agreement and Declaration of Trust dated as of February 4, 2025 (the “Declaration of Trust”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Crypto Index ETF (the “Fund”). Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor of the Trust and the Fund (the “Sponsor”) is Franklin Holdings, LLC. The Sponsor is a Delaware limited liability company formed on July 21, 2021. The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor with respect to the Fund. The Fund issues Shares (the “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares of the Fund are listed on the Cboe BZX Exchange, Inc. (“Cboe BZX Exchange” or the “Exchange”).

The Fund generally seeks to reflect the price of the digital assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of September 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund’s investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The accompanying Statements of Assets and Liabilities and Schedules of Investments at September 30, 2026 and December 31, 2025 and the Statements of Operations, Statements of Cash Flows, and Statements of Changes in Net Assets for the three months ended September 30, 2026 and September 30, 2025, the nine months ended September 30, 2026 and for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025, have been prepared for the Fund as the sole operating series of the Trust and are unaudited. Separate unaudited combined financial statements and accompanying notes have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report). In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full‑year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund's financial statements included in the Annual Report on Form 10‑K for the fiscal year ended December 31, 2025.

The fiscal year end of the Trust and the Fund is December 31.

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

2.1.
Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The accompanying unaudited financial statements are presented for the Fund, which is the sole series of the Trust, at the individual, series level. Financial statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust, and are unaudited. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

As of September 30, 2026, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	76.58%
Ether-ETH	12.69%
XRP	5.35%
Solana-SOL	3.75%
Dogecoin-DOGE	0.76%
Cardano-ADA	0.53%
Stellar Lumens-XLM	0.34%

As of September 30, 2025, the Digital Assets in the Underlying Index and their weightings were as follows:

Constituent	Weight
Bitcoin-BTC	83.408%
Ether-ETH	16.592%

On each Business Day, as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Administrator evaluates the Digital Assets held by the Fund as reflected by the CF Reference Rates and determines the NAV of the Fund. For purposes of making these calculations, a Business Day means any day other than a day when the Cboe BZX Exchange is closed for regular trading. The Fund’s periodic financial statements may not utilize this NAV of the Fund to the extent the methodology used to calculate the Underlying Index is deemed not to be consistent with GAAP.

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

On September 30, 2026 and December 31, 2025, the values of the Digital Assets held by the Fund were categorized as Level 1.

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

For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s fee on the first $10.0 billion of the Fund’s assets. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $7,243 and nine months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $17,192.

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

2.5.
Digital Assets Receivable and Payable

Digital assets receivable or payable represents the quantity of digital assets covered by contractually binding orders for the creation or redemption of Shares respectively, where the digital asset has not yet been transferred to or from the Fund's account. Generally, ownership of the Digital Assets is transferred within one business day of the trade date (referred to as "T+1").

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

The Fund is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026 and December 31, 2025, the Trust and the Fund have determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. However, the Trust’s and the Fund's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and other tax laws of jurisdictions in which the Trust and the Fund operate; and changes in the administrative practices and precedents of the relevant authorities. The Fund is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority.

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at July 1, 2026	800,000	$17,410,859
Creation of Shares	100,000	1,608,688
Redemption of Shares	(100,000)	(1,981,975)
Balance at September 30, 2026	800,000	$17,037,572

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount#
Balance at July 1, 2025	150,000	$3,464,197
Creation of Shares	100,000	3,060,911
Redemption of Shares	–	–
Balance at September 30, 2025	250,000	$6,525,108

Changes in the Shares for the nine months from January 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount#
Balance at January 1, 2026	450,000	$11,724,073
Creation of Shares	450,000	7,295,474
Redemption of Shares	(100,000)	(1,981,975)
Balance at September 30, 2026	800,000	$17,037,572

Changes in the Shares for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025 are as follows:

	Shares	Amount#
Balance at February 20, 2025	100,000	$2,480,449	^
Creation of Shares	150,000	4,044,659
Redemption of Shares	–	–
Balance at September 30, 2025	250,000	$6,525,108

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

3.
INVESTMENT IN DIGITAL ASSETS

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter from July 1, 2026 to September 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at July 1, 2026	155.4365	$9,186,529
Bitcoin purchased for the creation of Shares	19.4299	1,256,943
Bitcoin purchased for the rebalancing of Digital Assets	-	-
Bitcoin sold for the redemption of Shares	(19.4203)	(1,521,654)
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.0731)	(4,974)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(72,387)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	4,159,836
Balance at September 30, 2026	155.3730	$13,004,293

	Quantity of Ether	Amount in US$
Beginning balance at July 1, 2026	806.8154	$1,285,265
Ether purchased for the creation of Shares	100.8278	188,637
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	(100.8043)	(250,861)
Ether sold for the rebalancing of Digital Assets	-	-
Principal on ether sales to pay expenses	(0.3793)	(781)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(1,035)
Net realized gain (loss) from ether sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in ether	-	951,280
Balance at September 30, 2026	806.4596	$2,172,505

	Quantity of XRP	Amount in US$
Beginning balance at July 1, 2026	609,842.6656	$639,908
XRP purchased for the creation of Shares	76,212.1900	84,104
XRP purchased for the rebalancing of Digital Assets	-	-
XRP sold for the redemption of Shares	(76,194.4277)	(108,165)
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(286.6609)	(334)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(14,245)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	313,093
Balance at September 30, 2026	609,573.7670	$914,361

	Quantity of Solana	Amount in US$
Beginning balance at July 1, 2026	5,398.9017	$406,915
Solana purchased for the creation of Shares	674.7520	51,546
Solana purchased for the rebalancing of Digital Assets	-	-
Solana sold for the redemption of Shares	(674.5447)	(69,713)
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(2.5376)	(214)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	2,920
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	248,525
Balance at September 30, 2026	5,396.5714	$639,979

	Quantity of Dogecoin	Amount in US$
Beginning balance at July 1, 2026	1,502,862.6388	$108,567
Dogecoin purchased for the creation of Shares	187,813.7500	13,603
Dogecoin purchased for the rebalancing of Digital Assets	-	-
Dogecoin sold for the redemption of Shares	(187,769.3416)	(15,909)
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(706.4000)	(53)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(4,513)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	42,035
Balance at September 30, 2026	1,502,200.6472	$143,730

	Quantity of Cardano	Amount in US$
Beginning balance at July 1, 2026	374,121.9642	$55,818
Cardano purchased for the creation of Shares	46,760.1993	7,820
Cardano purchased for the rebalancing of Digital Assets	-	-
Cardano sold for the redemption of Shares	(46,742.6923)	(9,694)
Cardano sold for the rebalancing of Digital Assets	-	-
Principal on cardano sales to pay expenses	(175.9506)	(32)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(4,187)
Net realized gain (loss) from cardano sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in cardano	-	44,084
Balance at September 30, 2026	373,963.5206	$93,809

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at July 1, 2026	257,543.7911	$52,473
Stellar lumens purchased for the creation of Shares	32,187.3300	6,035
Stellar lumens purchased for the rebalancing of Digital Assets	-	-
Stellar lumens sold for the redemption of Shares	(32,177.8060)	(5,979)
Stellar lumens sold for the rebalancing of Digital Assets	-	-
Principal on stellar lumens sales to pay expenses	(121.0678)	(22)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(709)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	7,005
Balance at September 30, 2026	257,432.2473	$58,803

The following represents the changes in quantity of Digital Assets held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at July 1, 2025	33.2484	$3,609,446
Bitcoin purchased for the creation of Shares	22.1644	2,598,294
Bitcoin purchased for the rebalancing of Digital Assets	0.0028	304
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	121,693
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of Ether	Amount in US$
Beginning balance at July 1, 2025	182.6830	$456,764
Ether purchased for the creation of Shares	121.7607	462,617
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the rebalancing of Digital Assets	(0.0711)	(304)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	116
Net change in unrealized appreciation (depreciation) on investment in ether	-	338,121
Balance at September 30, 2025	304.3726	$1,257,314

The following represents the changes in quantity of Digital Assets held and the respective fair value during the nine months from January 1, 2026 to September 30, 2026:

	Quantity of Bitcoin	Amount in US$
Beginning balance at January 1, 2026	87.3467	$7,639,607
Bitcoin purchased for the creation of Shares	87.3647	5,672,121
Bitcoin purchased for the rebalancing of Digital Assets	0.2344	16,831
Bitcoin sold for the redemption of Shares	(19.4203)	(1,521,654)
Bitcoin sold for the rebalancing of Digital Assets	-	-
Principal on bitcoin sales to pay expenses	(0.1525)	(12,396)
Net realized gain (loss) from bitcoin sold for the redemption of Shares and to pay expenses	-	(74,383)
Net realized gain (loss) from bitcoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	1,284,167
Balance at September 30, 2026	155.3730	$13,004,293

	Quantity of Ether	Amount in US$
Beginning balance at January 1, 2026	474.4721	$1,409,918
Ether purchased for the creation of Shares	460.5949	844,614
Ether purchased for the rebalancing of Digital Assets	-	-
Ether sold for the redemption of Shares	(100.8043)	(250,861)
Ether sold for the rebalancing of Digital Assets	(26.8788)	(54,001)
Principal on ether sales to pay expenses	(0.9243)	(2,013)
Net realized gain (loss) from ether sold for the redemption of Shares and to pay expenses	-	(1,444)
Net realized gain (loss) from ether sold for rebalancing	-	(25,915)
Net change in unrealized appreciation (depreciation) on investment in ether	-	252,207
Balance at September 30, 2026	806.4596	$2,172,505

	Quantity of XRP	Amount in US$
Beginning balance at January 1, 2026	330,323.8883	$603,733
XRP purchased for the creation of Shares	338,714.8921	411,761
XRP purchased for the rebalancing of Digital Assets	17,407.8747	23,259
XRP sold for the redemption of Shares	(76,194.4277)	(108,165)
XRP sold for the rebalancing of Digital Assets	-	-
Principal on XRP sales to pay expenses	(678.4604)	(890)
Net realized gain (loss) from XRP sold for the redemption of Shares and to pay expenses	-	(14,420)
Net realized gain (loss) from XRP sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in XRP	-	(917)
Balance at September 30, 2026	609,573.7670	$914,361

	Quantity of Solana	Amount in US$
Beginning balance at January 1, 2026	2,694.9332	$336,139
Solana purchased for the creation of Shares	2,922.2463	218,382
Solana purchased for the rebalancing of Digital Assets	459.8864	40,141
Solana sold for the redemption of Shares	(674.5447)	(69,713)
Solana sold for the rebalancing of Digital Assets	-	-
Principal on solana sales to pay expenses	(5.9498)	(510)
Net realized gain (loss) from solana sold for the redemption of Shares and to pay expenses	-	2,824
Net realized gain (loss) from solana sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in solana	-	112,716
Balance at September 30, 2026	5,396.5714	$639,979

	Quantity of Dogecoin	Amount in US$
Beginning balance at January 1, 2026	749,351.1329	$88,273
Dogecoin purchased for the creation of Shares	813,162.3558	69,270
Dogecoin purchased for the rebalancing of Digital Assets	129,068.0000	12,845
Dogecoin sold for the redemption of Shares	(187,769.3416)	(15,909)
Dogecoin sold for the rebalancing of Digital Assets	-	-
Principal on dogecoin sales to pay expenses	(1,611.4999)	(142)
Net realized gain (loss) from dogecoin sold for the redemption of Shares and to pay expenses	-	(4,537)
Net realized gain (loss) from dogecoin sold for rebalancing	-	-
Net change in unrealized appreciation (depreciation) on investment in dogecoin	-	(6,070)
Balance at September 30, 2026	1,502,200.6472	$143,730

	Quantity of Cardano	Amount in US$
Beginning balance at January 1, 2026	213,170.9930	$70,709
Cardano purchased for the creation of Shares	211,308.4759	43,406
Cardano purchased for the rebalancing of Digital Assets	2,381.1200	548
Cardano sold for the redemption of Shares	(46,742.6923)	(9,694)
Cardano sold for the rebalancing of Digital Assets	(5,732.5933)	(1,598)
Principal on cardano sales to pay expenses	(421.7827)	(94)
Net realized gain (loss) from cardano sold for the redemption of Shares and to pay expenses	-	(4,215)
Net realized gain (loss) from cardano sold for rebalancing	-	(637)
Net change in unrealized appreciation (depreciation) on investment in cardano	-	(4,616)
Balance at September 30, 2026	373,963.5206	$93,809

	Quantity of Chainlink	Amount in US$
Beginning balance at January 1, 2026	3,233.4330	$39,244
Chainlink purchased for the creation of Shares	1,077.2271	9,732
Chainlink purchased for the rebalancing of Digital Assets	-	-
Chainlink sold for the redemption of Shares	-	-
Chainlink sold for the rebalancing of Digital Assets	(4,309.4432)	(38,673)
Principal on Chainlink sales to pay expenses	(1.2169)	(50)
Net realized gain (loss) from Chainlink sold for the redemption of Shares and to pay expenses	-	(3)
Net realized gain (loss) from Chainlink sold for rebalancing	-	(11,348)
Net change in unrealized appreciation (depreciation) on investment in Chainlink	-	1,098
Balance at September 30, 2026	-	$-

	Quantity of Stellar Lumens	Amount in US$
Beginning balance at January 1, 2026	144,668.9849	$29,245
Stellar lumens purchased for the creation of Shares	144,767.4958	26,283
Stellar lumens purchased for the rebalancing of Digital Assets	6,310.8000	1,569
Stellar lumens sold for the redemption of Shares	(32,177.8060)	(5,979)
Stellar lumens sold for the rebalancing of Digital Assets	(5,849.5845)	(921)
Principal on stellar lumens sales to pay expenses	(287.6429)	(53)
Net realized gain (loss) from stellar lumens sold for the redemption of Shares and to pay expenses	-	(717)
Net realized gain (loss) from stellar lumens sold for rebalancing	-	(443)
Net change in unrealized appreciation (depreciation) on investment in stellar lumens	-	9,819
Balance at September 30, 2026	257,432.2473	$58,803

The following represents the changes in quantity of Digital Assets held and the respective fair value for the period from February 20, 2025 (Date of commencement of operations) to September 30, 2025:

	Quantity of Bitcoin	Amount in US$
Beginning balance at February 20, 2025	22.1248	$2,173,344 ^
Bitcoin purchased for the creation of Shares	33.1851	3,464,155
Bitcoin purchased for the rebalancing of Digital Assets	0.1889	19,797
Bitcoin sold for the rebalancing of Digital Assets	(0.0832)	(7,120)
Principal on bitcoin sales to pay expenses	-	-
Net realized gain (loss) from bitcoin sold for rebalancing and the redemption of Shares	-	(976)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	-	680,537
Balance at September 30, 2025	55.4156	$6,329,737

	Quantity of Ether	Amount in US$
Beginning balance at February 20, 2025	123.5548	$340,034	^
Ether purchased for the creation of Shares	185.2175	580,504
Ether purchased for the rebalancing of Digital Assets	3.3590	7,120
Ether sold for the rebalancing of Digital Assets	(7.7587)	(19,797)
Ether sold for the redemption of Shares	-	-
Principal on ether sales to pay expenses	-	-
Net realized gain (loss) from ether sold for rebalancing and the redemption of Shares	-	1,291
Net change in unrealized appreciation (depreciation) on investment in ether	-	348,162
Balance at September 30, 2025	304.3726	$1,257,314

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates, and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026, no Shares of the Fund were held by a related party.

5.
CONCENTRATION OF RISK

The Fund holds only Digital Assets and cash, which creates a concentration risk associated with fluctuations in the price of Digital Assets. Accordingly, a decline in the price of Digital Assets will have an adverse effect on the value of the Shares of the Fund. The trading prices of Digital Assets have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Digital Assets, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Digital Assets and the Shares may include an increase in the global Digital Assets supply or a decrease in global Digital Assets demand; market conditions of, and overall sentiment towards, the Digital Assets and blockchain technology industry; trading activity on Digital Asset platforms, which may be unregulated or subject to regulation by a relevant jurisdiction but potentially non-compliant with such regulations or may be subject to manipulation; the adoption of Digital Assets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Digital Asset network, and their ability to meet user demands; manipulative trading activity on Digital Asset platforms; and forks in the Digital Asset network, among other things.

6.
FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,	For the period February 20, 2025 (Date of commencement of operations) through September 30,
	2026	2025		2026	2025

Net asset value per Share, beginning of period	$14.67	$27.11		$22.70	$25.13	(a)
Net investment loss(b)	(0.01)	(0.01)		(0.03)	(0.01)
Net realized and unrealized gain (loss) on investment in Digital Assets	6.62	3.24		(1.39)	5.22
Net increase (decrease) in net assets from operations(c)	6.61	3.23		(1.42)	5.21
Net asset value per Share, end of period	$21.28	$30.34		$21.28	$30.34

Total return, at net asset value(d)	45.06%	11.91%		(6.26)%	20.73%

Ratio to average net assets(e)
Net investment loss	(0.19)%	(0.07)%		(0.19)%	(0.04)%
Gross expenses	0.19%	0.19%		0.19%	0.19%
Net expenses	0.19%	0.07	%(f)	0.19%	0.04	%(f)

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
(d)
Total Return at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, and redemption of Shares at NAV on the last day of the period. Total Return at NAV as shown above includes adjustments in accordance with U.S. GAAP Total return for periods of less than a year are not annualized.
(e)
Annualized.
(f)
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

10.
SUBSEQUENT EVENTS

On October 6, 2026, the IRS released Rev. Proc. 2026-20 establishing new conditions to rely on a safe harbor for certain trusts that qualify as grantor trusts under applicable regulations, which includes the Fund, that allows staking of the trust's digital assets without jeopardizing tax status as investment trusts and grantor trusts for federal income tax purposes. The new guidance supersedes prior IRS guidance regarding staking within the grantor trust structure and provides a six-month implementation compliance period for an existing qualifying trust. The Sponsor is evaluating the impact of this guidance on the Trust and the Fund.

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events other than the foregoing have occurred that require disclosure.

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

The Fund generally seeks to reflect the price of the Digital Assets included in the CF Institutional Digital Asset Index – US–Settlement Price (the “Underlying Index”). As of September 30, 2026, the Underlying Index’s only constituent Digital Assets are Bitcoin (“BTC”), Ether (“ETH”), XRP, Solana (“SOL”), Dogecoin (“DOGE”), Cardano (“ADA”), and Stellar Lumens (“XLM”) (collectively, the “Digital Assets”). The Fund's investment objective is to seek to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index. The Fund seeks to achieve its investment objective by investing in the Digital Assets in approximately the same weights as they represent in the Underlying Index. Because the Fund’s investment objective is to seek to track the price of the Underlying Index, changes in the price of the Shares may vary from changes in the underlying Digital Assets’ prices. The Fund is a passive investment vehicle and is not a leveraged product. The Sponsor, using a “passive” or indexing investment approach, seeks to provide investment results that closely correspond, before Fund expenses and liabilities, to the performance of the Underlying Index.

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

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements.

The NAV of the Fund is used by the Trust in its day-to-day operations to measure the net value of the Fund’s assets net of liabilities. The NAV is calculated on each business day and is equal to the aggregate value of the Fund’s assets less its liabilities based on the prices of the Digital Assets comprising the Index. In determining the NAV of the Fund on any business day, the Administrator will calculate the price of the Digital Assets held by the Fund as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Fund, which equals the NAV of the Fund divided by the number of outstanding Shares. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Administrator will rely on the Index prices to be used when determining NAV. However, determining the value of the Fund’s Digital Assets using the Index is not in accordance with GAAP, and therefore is not used in the Trust’s and the Fund's financial statements. The Fund’s Digital Assets are carried, for financial statement purposes, at fair value, as required by GAAP. The Fund determines the fair value of Digital Assets based on the prices provided by the Digital Assets markets that the Fund considers the “principal market” as of 11:59:59 PM, ET on the valuation date. The net asset value of the Fund determined on a GAAP basis is referred to as the “Principal Market NAV” and the Fund's NAV per Share determined on a GAAP basis is referred to as the “Principal Market NAV per Share.”

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

Results of Operations

At September 30, 2026, the Digital Asset Custodian held the following Digital Assets on behalf of the Fund: 155.3730 bitcoin, with a market value of $13,004,293 (cost:$12,729,811), 806.4596 ether, with a market value of $2,172,505 (cost: $2,013,824), 609,573.7670 XRP, with a market value of $914,361 (cost: $978,257), 5,396.5714 solana, with a market value of $639,979 (cost: $534,047), 1,502,200.6472 dogecoin, with a market value of $143,730 (cost: $163,187), 373,963.5206 cardano, with a market value of $93,809 (cost: $110,884), and 257,432.2473 stellar lumens, with a market value of $58,803 (cost: $53,481).

For the three months ended September 30, 2026

For the three months ended September 30, 2026, 100,000 Shares were issued in exchange for 19.4299 bitcoin, 100.8278 ether, 76,212.1900 XRP, 674.7520 solana, 187,813.7500 dogecoin, 46,760.1993 cardano, and 32,187.3300 XLM and 100,000 Shares were redeemed in exchange for 19.4203 bitcoin, 100.8043 ether, 76,194.4277 XRP, 674.5447 solana, 187,769.3416 dogecoin, 46,742.6923 cardano, and 32,177.8060 XLM. The Fund’s NAV per Share began the period at $14.67 and ended the period at $21.28 which represents a 45.06% increase. During the same period the Fund's Underlying Index increased from 7,235.39 to 10,587.06, an increase of 46.32%. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's return include Sponsor's fee of $7,243 for the period. The Underlying Index is based on CF Reference Rates, while the Fund's reported performance is based on NAV calculated using Principal Market NAV for financial reporting purposes. Accordingly, the returns may not be directly comparable.

Net realized loss and change in unrealized appreciation on investments in Digital Assets for the period ended September 30, 2026, was approximately $5,671,702 which includes a net realized loss from Digital Assets sold to pay expenses and for rebalancing of $94,156 and a net change in unrealized appreciation on investments in Digital Assets of approximately $5,765,858. Net assets increased by approximately $5,291,172, from approximately $11,733,692 at June 30, 2026 to approximately $17,024,864 at September 30, 2026, primarily due to an increase in net assets resulting from operations due to Digital Asset price appreciation of approximately $5,664,459 offset by net capital share transactions of approximately $(373,287). Other than the Sponsor fee, the Fund had no expenses during the three months ended September 30, 2026.

For the three months ended September 30, 2025

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

For the nine months ended September 30, 2026

For the nine months ended September 30, 2026, 450,000 Shares were issued in exchange for 87.3647 bitcoin, 460.5949 ether, 338,714.8921 XRP, 2,922.2463 solana, 813,162.3558 dogecoin, 211,308.4759 cardano, 1,077.2271 chainlink, and 144,767.4958 XLM and 100,000 Shares were redeemed in exchange for 19.4203 bitcoin, 100.8043 ether, 76,194.4277 XRP, 674.5447 solana, 187,769.3416 dogecoin, 46,742.6923 cardano, and 32,177.8060 XLM. The Fund’s NAV per Share began the period at $22.70 and ended the period at $21.28 which represents a 6.26% decrease. During the same period the Fund's Underlying Index decreased from 11,267.43 to 10,587.06, a decline of 6.04%. The variance between the Fund's return and the Underlying Index return is primarily due to differences in pricing sources and Fund's returns include Sponsor's fee of $17,192 for the period. The Underlying Index is based on CF Reference Rates, while the Fund's reported performance is based on NAV calculated using Principal Market NAV pricing for financial reporting purposes. Accordingly, the returns may not be directly comparable.

Net realized loss and change in unrealized appreciation on investments in Digital Assets for the period ended September 30, 2026, was approximately $1,513,166 which includes a net realized loss from Digital Assets sold for the redemption of shares, to pay expenses and for rebalancing of $135,238 and a net change in unrealized appreciation on investments in Digital Assets of approximately $1,648,404. Net assets increased by approximately $6,809,473, from approximately $10,215,391 at December 31, 2025 to approximately $17,024,864 at September 30, 2026, primarily due to net capital share transactions of approximately $5,313,499 and an increase in net assets resulting from operations due to Digital Asset price appreciation of approximately $1,495,974. Other than the Sponsor fee, the Fund had no expenses during the nine months ended September 30, 2026.

For the period February 20, 2025 (Date of commencement of operations) to September 30, 2025

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

The Sponsor’s fee, which is compensation for the Sponsor’s services rendered to the Fund, is calculated and accrued daily at an annualized rate equal to 0.19% (i.e., 0.19%/365 days) of the net asset value of the Fund and is payable at least quarterly in arrears in U.S. dollars. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For the period from February 20, 2025 (the day the Shares were initially listed on the Exchange) to August 29, 2025, the Sponsor agreed to waive the entire Sponsor’s fee on the first $10.0 billion of the Fund’s assets. For the quarter ended September 30, 2026, the Fund accrued the Sponsor’s fee of $7,243. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement or on the Sponsor’s website for the Fund.

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

Off-Balance Sheet Arrangements

At September 30, 2026 and December 31, 2025, the Fund as well as the Trust did not have any off-balance sheet arrangements.

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

The following chart shows movements in the price of CF Institutional Digital Asset Index - US - Settlement Price for the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period CF Institutional Digital Asset Index - US - Settlement Price for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day
July 1, 2026 to September 30, 2026	8,891.96	10,935.14	September 22, 2026	7,431.15	July 1, 2026	10,587.06	September 30, 2026

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a- 15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust's and the Fund's internal control over financial reporting that occurred during the third quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust's and the Fund's internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 2 Creation Units (comprising 100,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	-	$-
August 1, 2026 – August 31, 2026	50,000	19.59
September 1, 2026 - September 30, 2026	50,000	20.05

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

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

Date: November 13, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.